Form 10QSB
period 1995-06-30
ANGELES OPPORTUNITY PROPERTIES LTD
filed 1995-08-14
CIK 789282

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                          Quarterly or Transitional Report

                     (As last amended by 34-32231, eff. 6/3/93.)

                       U.S. Securities and Exchange Commission
                               Washington, D.C.  20549


                                     Form 10-QSB

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended June 30, 1995


      [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES  EXCHANGE ACT

                    For the transition period.........to.........

                           Commission file number 0-16116


                        ANGELES OPPORTUNITY PROPERTIES, LTD.
          (Exact name of small business issuer as specified in its charter)


               California                                   95-4052473
      (State or other jurisdiction of                     (IRS Employer
      incorporation or organization)                    Identification No.)

      One Insignia Financial Plaza, P.O. Box 1089
         Greenville, South Carolina                                   29602
      (Address of principal executive offices)                      (Zip Code)


                      Issuer's telephone number (803) 239-1000



      Check whether the issuer (1) filed all reports required to be filed by
      Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                   PART I - FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

      a)                ANGELES OPPORTUNITY PROPERTIES, LTD.

                             CONSOLIDATED BALANCE SHEET
                                     (Unaudited)

                                    June 30, 1995


       Assets
            Cash:

               Unrestricted                                             $1,056,681

               Restricted--tenant security deposits                         46,915
            Accounts receivable                                             66,684

            Escrow for taxes                                               105,310

            Restricted escrows                                             255,554

            Other assets                                                   216,365
            Investment properties:

               Land                                      $   955,873

               Buildings and related personal property     6,776,049

                                                           7,731,922
               Less accumulated depreciation              (1,229,069)    6,502,853

                                                                        $8,250,362

            Liabilities and Partners' Capital

            Liabilities
               Accounts payable                                         $   35,401

               Tenant security deposits                                     48,986

               Accrued taxes                                                99,261

               Other liabilities                                           100,058
               Mortgage notes payable                                    4,408,665


            Partners' (Deficit) Capital
               General partner                           $   (68,111)

               Limited partners (12,425 units issued
                  and outstanding)                         3,626,102     3,557,991
                                                                        $8,250,362



             See Accompanying Notes to Consolidated Financial Statements

      b)                ANGELES OPPORTUNITY PROPERTIES, LTD.

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)



                                        Three Months Ended              Six Months Ended
                                             June 30,                      June 30,

                                        1995          1994            1995           1994
       Revenues:
        Rental income                 $528,195      $ 553,636     $1,091,725     $ 1,125,177

        Other income                    32,397         32,289         66,480          64,111

          Total revenues               560,592        585,925      1,158,205       1,189,288
       Expenses:

        Operating                      154,173        190,226        323,069         343,718

        General and administrative      67,849        106,808        127,901         184,247

        Property management fees        27,006         37,612         55,205          65,759
        Maintenance                     58,581         92,586        106,604         151,855

        Depreciation                    66,923         82,469        140,802         163,959

        Amortization of lease
           commissions                   1,061          2,149          7,374           4,447

        Interest                       112,092        114,548        223,870         222,781
        Property taxes                  45,125         52,794        100,304          91,731

        Tenant reimbursements           (1,513)        (9,339)       (25,270)        (16,265)

          Total expenses               531,297        669,853      1,059,859       1,212,232

       Income (loss) before gain
        (loss) on sale/disposition
        of investment property and
        casualty gain                   29,295        (83,928)        98,346         (22,944)
       Loss on disposal of property         --         (5,559)            --          (5,559)

       Gain on sale of property        465,830             --        957,760              --

       Casualty gain                    17,456                        20,702

        Net income (loss)             $512,581      $ (89,487)    $1,076,808     $   (28,503)




             See Accompanying Notes to Consolidated Financial Statements

      b)                ANGELES OPPORTUNITY PROPERTIES, LTD.

                                     (Unaudited)


                                        Three Months Ended              Six Months Ended
                                             June 30,                      June 30,
                                        1995          1994            1995           1994
       Net income (loss) allocated
        to general partner (1%)       $  5,126      $    (895)    $   10,768     $      (285)

       Net income (loss) allocated
        to limited partners (99%)      507,455        (88,592)     1,066,040         (28,218)

            Net income (loss)         $512,581      $ (89,487)    $1,076,808     $   (28,503)
       Net income (loss) per
        limited partnership unit      $  40.84      $   (7.13)    $    85.80     $     (2.27)



             See Accompanying Notes to Consolidated Financial Statements

      c)                ANGELES OPPORTUNITY PROPERTIES, LTD.

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                    (Unaudited)





                                        Limited
                                      Partnership    General        Limited
                                         Units      Partners        Partners        Total

       Original capital
          contributions                  12,425     $   1,000    $12,425,000    $12,426,000

       Partners' (deficit) capital
          at December 31, 1994           12,425     $ (43,879)   $ 6,024,997    $ 5,981,118

       Distributions to partners             --       (35,000)    (3,464,935)    (3,499,935)

       Net income for the six
        months ended June 30, 1995           --        10,768      1,066,040      1,076,808
       Partners' (deficit) capital
          at June 30, 1995               12,425     $ (68,111)   $ 3,626,102    $ 3,557,991



             See Accompanying Notes to Consolidated Financial Statements

      d)                ANGELES OPPORTUNITY PROPERTIES, LTD.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)



                                                                Six Months Ended
                                                                     June 30,

                                                             1995              1994
       Cash flows from operating activities:
          Net income (loss)                               $1,076,808        $ (28,503)

          Adjustments to reconcile net income (loss) to net cash provided by operating activities:

             Depreciation                                    140,802          163,959
             Amortization of discounts, loan costs,
              and leasing commissions                         22,548           11,968

             Gain on sale of investment property            (957,760)              --

             Casualty gain                                   (20,702)              --

             Loss on disposal of property                         --            5,559
          Change in accounts:

             Restricted cash                                  32,454          (18,485)

             Accounts receivable                                 154           14,426

             Escrows for taxes                               108,229          110,450
             Other assets                                    (17,523)         (10,352)

             Accounts payable                                  6,875          (17,322)

             Tenant security deposit liabilities              (3,038)             305

             Accrued taxes                                   (88,549)         (83,562)
             Due to affiliates                                    --            9,364

             Other liabilities                               (40,532)          21,481

              Net cash provided by operating
                  activities                                 259,766          179,288

       Cash flows from investing activities:
          Property improvements and replacements            (160,219)         (66,264)

          Proceeds from sale of investment property        3,392,871               --

          Deposits to restricted escrows                     (22,038)         (21,492)

          Withdrawals from restricted escrows                  2,051           25,217

          Insurance proceeds                                  41,193               --
              Net cash provided by (used in)
                  investing activities                     3,253,858          (62,539)



             See Accompanying Notes to Consolidated Financial Statements

      d)                ANGELES OPPORTUNITY PROPERTIES, LTD.

                                     (Unaudited)



                                                                 Six Months Ended
                                                                      June 30,
                                                                1995             1994

       Cash flows from financing activities:
          Payments on mortgage notes payable                $   (58,536)      $ (52,973)

          Distributions to partners                          (3,499,935)        (54,972)

              Net cash used in financing activities          (3,558,471)       (107,945)
       Net (decrease) increase in cash                          (44,847)          8,804

       Cash at beginning of period                            1,101,528         799,634

       Cash at end of period                                $ 1,056,681       $ 808,438

       Supplemental disclosure of cash
          flow information:
          Cash paid for interest                            $   209,698       $ 215,261



             See Accompanying Notes to Consolidated Financial Statements

      e)                ANGELES OPPORTUNITY PROPERTIES, LTD.

                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)

      Note A - Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1994.

         Certain reclassifications have been made to the June 30, 1994 information to conform to the June 30, 1995 presentation.


      Note B - Note Receivable

         The Partnership's assets included a note receivable ("Note") of $1,070,000 from Rolling Greens Communities, Ltd. ("Borrower") net of a write-down for in-substance foreclosure, as more fully described below, of $780,000. This Note was collateralized by a first trust deed on undeveloped commercial and mobile home park land adjacent to Rolling Green Communities ("Rolling Greens"), and required interest only payments computed at a 12.5% rate per annum with a maturity date of June 1997.

         During 1992, a refinancing of the first mortgage on Rolling Greens was consummated. As a concession to the new first mortgage holder, Angeles Corporation ("Angeles"), a former affiliate of the General Partner and/or its affiliates, released or caused to be released a lien on the developed portion of the mobile home park, retaining a lien upon undeveloped commercial and park zoned land as security for the Note. The Partnership was informed and believes that the release of the lien was without consideration to the Partnership.

         Proceeds from the refinanced first mortgage and an additional $450,000 that the Partnership advanced to the Borrower in 1992 under this Note were used by the Borrower to pay off (i) third trust deed financing that had been provided by Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, and (ii) unsecured advances payable to Angeles. Subsequent to the refinancing of the first mortgage discussed above, the developed portion of Rolling Greens was sold to a third party and a note receivable was received by the Partnership as consideration. AMIT continues to have loans outstanding to the Partnership that owns the interest in the Borrower.

         Since the Partnership's Note from the Borrower is secured by land that does not generate any cash flow, the Borrower has been unable to make interest payments on a current basis and consequently defaulted on the Note. The undeveloped land which serves as collateral for the Partnership's Note is adjacent to the mobile home park that was recently sold by the Borrower. Given its lack of direct access to public highways, it was difficult to ascertain a market value for this particular tract. The General Partner believed that the land securing the $1,850,000 Note had an estimated net realizable value of approximately $1,070,000, net of an estimated $80,000 in selling costs, which was lower than the carrying value of the Note, and that the decline in the value of the real estate was other than temporary. Accordingly, the Partnership had recorded the Note as an in-substance foreclosure at the estimated fair value of the underlying collateral and recorded a write-down for in-substance foreclosed property of $650,000 in the fourth quarter of 1992 and an additional $130,000 in the fourth quarter of 1993. Also, the Partnership ceased recording interest income or late fees on this Note due to the low probability that these fees would be collected. During the first quarter of 1993, the Partnership recorded $61,281 in interest and late fees. These amounts were fully reserved in the second quarter of 1993.

         On April 29, 1994, the Partnership, the Borrower and AMIT entered into an agreement as to the distribution of the sales proceeds generated by the sale of certain real estate owned by the Borrower, as follows: i) $50,000 was retained in an escrow account for the purpose of paying operating and legal expenses of the Borrower, (an additional sum of $22,000 was retained in the escrow account for the purpose of paying 1994 real estate taxes), ii) $125,000 was paid towards the principal balance outstanding to Angeles Acceptance Pool, L.P. ("AAP"), an affiliate of the General Partner, plus unpaid interest accrued of $19,447 on that balance, iii) $561,741 was distributed to the Partnership to be applied towards the reduction of the outstanding balance due by the Borrower to the Partnership, iv) the remaining balance was distributed 57.18% to AMIT and 42.82% to the Partnership.
      In addition, the Partnership executed and delivered to AMIT an assignment of a 57.18% interest in the Note.

         On August 29, 1994, the Partnership received $1,061,440 in proceeds as a partial settlement from the above described Note.

         During the first quarter of 1995, the Partnership initiated foreclosure proceedings under the terms of the Note against the Borrower relating to the raw land which is security for the Note.

         MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 33% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT. However, MAE GP may choose to vote these shares as it deems appropriate in the future.

         As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994, (which is the date of execution of a definitive Settlement Agreement) have been paid in full, but in no event prior to November 9, 1997. AMIT delivered to MAE GP cash in the sum of $250,000 at closing, which occurred April 14, 1995, as payment for the option. Upon exercise of the option, AMIT would remit to MAE GP an additional $94,000.

         Simultaneously with the execution of the option, MAE GP executed an irrevocable proxy in favor of AMIT the result of which is MAE GP will be able to vote the Class B shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. On those matters, MAE GP granted to the AMIT trustees, in their capacity as trustees of AMIT, proxies with regard to the Class B shares in accordance with the vote of the majority of the Class A shares voting to be determined without consideration of the votes of "Excess Class A Shares" as defined in Section 6.13 of the Declaration of Trust of AMIT.

      Note C - Transactions with Affiliated Parties

         The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates during the six months ended June 30, 1995 and 1994:


                                                            1995     1994

          Property management fees                        $55,205        $ 65,759

          Reimbursement for services of affiliates         77,385         102,822
          Marketing services                                  238              23


         The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

         See Note B for discussion of the transaction with AMIT.

      ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1995 and 1994:


                                                            Average
                                                           Occupancy


       Property                                          1995        1994
       Lake Meadows Apartments
          Garland, Texas                                 94%          96%
       Lakewood Apartments
          Tomball, Texas                                 96%          95%

         For the three and six months ended June 30, 1995, the Partnership generated net income of $512,581 and $1,076,808, respectively, as compared to a net loss for the three and six months ended June 30, 1994, of $89,487 and $28,503, respectively. The increase in income in 1995 can primarily be attributed to the gain recognized on the sale of Oquendo Warehouse during the first six months of 1995 (See discussion below).

         Overall, expenses for the three and six months ended June 30, 1995, decreased as compared to the three and six months ended June 30, 1994. The decreases in operating expenses, property management fees, maintenance expense and depreciation expense can all be attributed to the sale of Oquendo Warehouse (See discussion below). Lower corporate unit expense, employee apartments and benefits and utility expenses at Lakewood Apartments also contributed to the decrease in operating expenses for the three and six months ended June 30, 1995, versus the three and six months ended June 30, 1994. General and administrative expenses decreased primarily due to decreased partnership accounting, investor relations, and asset management cost reimbursements. The decrease in maintenance expense can also be attributed to decreases in contract cleaning and landscaping at Lakewood Apartments. Property tax expense increased for the six months ended June 30, 1995, as compared to the six months ended June 30, 1994, due to a tax refund received by Lakewood Apartments during 1994. However, the slight decrease in property tax expense for the second quarter of 1995 as compared to the second quarter of 1994 can also be attributed to the sale of Oquendo Warehouse. Tenant reimbursements increased for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994, due to actual reimbursements for 1994 exceeding estimates. The difference was recorded during the first quarter of 1995. Tenant reimbursements decreased for the second quarter of 1995 versus the second quarter of 1994 due to the sale of Oquendo Warehouse.

         On January 20, 1995, the Partnership sold one building at Oquendo Warehouse, located at 3550 W. Quail Avenue in Las Vegas, Nevada to the tenant occupying the building, Czarnowski Display Service, Inc. Total consideration was $1,325,000 resulting in a gain on sale of the property of $491,930. On May 5, 1995, the Partnership sold the remaining two buildings at Oquendo Warehouse, located at 3655 W. Quail and 3600 W. Oquendo in Las Vegas, Nevada, to an unrelated third party. Total consideration was $2,250,000 resulting in a gain on the sale of the property of $465,830. Due to the above transactions, a total gain on sale of the property of $957,760 was realized for the six months ended
      June 30, 1995.   The General Partner believed that the sale of the
      property was in the best interest of the Partnership.

         On March 27, 1995, Lake Meadows Apartments, one of the Partnership's investment properties, sustained damage to the roofs of the apartment units due to a severe hailstorm. This casualty will be covered by insurance. The roofs were written off as of March 31, 1995, and a receivable was established for the insurance proceeds. Due to the receipt of additional insurance proceeds over the book value of roofs written off a casualty gain of $20,702 was recorded.

         During the second quarter of 1994, the investment property, Oquendo Warehouses, replaced a roof on one of its buildings. The cost of the new roof was in excess of the book value of the old roof. The write off of the old roof resulted in a $5,559 loss on the disposition of the property.

         As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

         At June 30, 1995, the Partnership had unrestricted cash of $1,056,681 as compared to $808,438 at June 30, 1994. Net cash provided by operating activities increased primarily due to the increased net income for the six months ended June 30, 1995. Net cash provided by investing activities increased due to the cash proceeds received relating to the sale of Oquendo Warehouse during the first six months of 1995. Also, net cash used in financing activities increased due to the cash distribution to partners during the second quarter of 1995.

          The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $4,408,665, net of discount, is amortized over 10 years and 37 years with maturity dates of October 2003 and March 2008, at which time the properties will either be refinanced or sold. Total cash distributed was $3,499,935 for the six months ended June 30, 1995, consisting of $3,464,935 to the limited partners and $35,000 to the General Partner. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves.

                             PART II - OTHER INFORMATION

      ITEM 1.  LEGAL PROCEEDINGS

         The Registrant is unaware of any pending or outstanding litigation that is not of a routine nature. The General Partner of the Registrant believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.


      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)   Exhibits -

              10.7 Commercial Contract to Buy Real Estate between Angeles Opportunity Properties, Ltd. and Paul Willet, Mark Nagle and Kim Nagle dated August 1, 1994, documenting the sale of Oquendo Warehouse located at 3550 West Quail Avenue.

              10.8 Contract of Sale between Angeles Opportunity Properties, Ltd. and Roberts Ranch Venture L.P. dated March 30, 1995, documenting the sale of Oquendo Warehouse located at 3655 West Quail and 3600 West Oquendo.

              Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

         b)   Reports on Form 8-K:

              A form 8-K dated May 5, 1995 was filed reporting the sale of two buildings at Oquendo Warehouse, located at 3655 W. Quail and 3600 W. Oquendo in Las Vegas, Nevada.

                                     SIGNATURES


          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        ANGELES OPPORTUNITY PROPERTIES, LTD.

                                        By:     Angeles Realty Corporation II
                                                General Partner



                                        By:     /s/Carroll D. Vinson

                                                Carroll D. Vinson
                                                President




                                         By:     /s/Robert D. Long, Jr.
                                                 Robert D. Long, Jr.
                                                 Controller and
                                                 Principal Accounting Officer



                                                Date:   August 10, 1995

                                     SIGNATURES


               In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          ANGELES OPPORTUNITY PROPERTIES, LTD.

                                          By:     Angeles Realty Corporation II
                                                  General Partner



                                           By:

                                                   Carroll D. Vinson
                                                   President




                                            By:

                                                   Robert D. Long, Jr.
                                                   Controller and
                                                   Principal Accounting Officer



                                                Date:   August 14, 1995