Form 10QSB
period 1995-09-30
ANGELES OPPORTUNITY PROPERTIES LTD
filed 1995-10-30
CIK 789282

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


                For the quarterly period ended September 30, 1995


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

ITEM 1.  FINANCIAL STATEMENTS

a)                    ANGELES OPPORTUNITY PROPERTIES, LTD.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                               September 30, 1995
 Assets
   Cash:
      Unrestricted                                                $1,081,269
      Restricted--tenant security deposits                            44,705
   Accounts receivable                                                 6,109
   Escrow for taxes                                                  162,832
   Restricted escrows                                                264,713
   Other assets                                                      201,426

   Investment properties:
      Land                                         $   955,873
      Buildings and related personal property        6,853,403
                                                     7,809,276
      Less accumulated depreciation                 (1,292,427)    6,516,849
                                                                  $8,277,903

   Liabilities and Partners' Capital
   Liabilities
      Accounts payable                                            $   27,606
      Tenant security deposits                                        45,608
      Accrued taxes                                                  148,865
      Other liabilities                                              115,806
      Mortgage notes payable                                       4,378,999

   Partners' (Deficit) Capital
      General partner                              $   (68,081)
      Limited partners (12,425 units issued
       and outstanding)                              3,629,100     3,561,019
                                                                  $8,277,903

[FN]
           See Accompanying Notes to Consolidated Financial Statements
b)
                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                     Three Months Ended            Nine Months Ended
                                       September 30,                 September 30,
                                    1995           1994           1995          1994
 Revenues:
    Rental income                $ 489,477      $ 557,321     $1,581,202      $1,682,498
    Other income                    30,488         42,625         96,968         106,736
           Total revenues          519,965        599,946      1,678,170       1,789,234

 Expenses:
    Operating                      177,455        168,273        500,524         511,991
    General and administrative      43,180         58,511        171,081         242,758
    Property management fees        26,315         19,106         81,520          84,865
    Maintenance                     35,169         66,287        141,773         218,142
    Depreciation                    63,358         84,173        204,160         248,132
    Amortization of lease
      commissions                       --          2,361          7,374           6,808
    Interest                       111,356        113,901        335,226         336,682
    Property taxes                  53,568         53,768        153,872         145,499
    Bad debt expense                 8,623          8,560          8,623           8,560
    Tenant reimbursements            3,200        (13,591)       (22,070)        (29,856)

           Total expenses          522,224        561,349      1,582,083       1,773,581

 (Loss) income before loss
    on disposal of property,
    gain on sale of investment
    property and casualty gain      (2,259)        38,597         96,087          15,653
 Loss on disposal of property           --             --             --          (5,559)
 Gain on sale of investment             --             --        957,760              --
    property
 Casualty gain                       5,287         25,460         25,989          25,460

    Net income                   $   3,028      $  64,057     $1,079,836      $   35,554

 Net income allocated
  to general partner (1%)        $      30      $     641     $   10,798      $      356
 Net income allocated to
  limited partners (99%)             2,998         63,416      1,069,038          35,198

    Net income                   $   3,028      $  64,057     $1,079,836      $   35,554

 Net income per limited
    partnership unit             $     .24      $    5.10     $    86.04      $     2.83

[FN]
           See Accompanying Notes to Consolidated Financial Statements

c)                    ANGELES OPPORTUNITY PROPERTIES, LTD.

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)

                                     Limited
                                   Partnership    General        Limited
                                      Units       Partners      Partners      Total

 Original capital contributions      12,425      $   1,000    $12,425,000   $12,426,000

 Partners' (deficit) capital
    at December 31, 1994             12,425      $ (43,879)   $ 6,024,997   $ 5,981,118

 Distributions to partners               --        (35,000)    (3,464,935)   (3,499,935)

 Net income for the nine months
    ended September 30, 1995             --         10,798      1,069,038      1,079,836

 Partners' (deficit) capital
    at September 30, 1995            12,425      $ (68,081)   $ 3,629,100    $ 3,561,019


[FN]
           See Accompanying Notes to Consolidated Financial Statements

d)                    ANGELES OPPORTUNITY PROPERTIES, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Nine Months Ended
                                                            September 30,
                                                         1995          1994
 Cash flows from operating activities:
    Net income                                        $1,079,836    $   35,554
    Adjustments to reconcile net income to
       net cash provided by operating activities:
       Depreciation                                      204,160       248,132
       Amortization of discounts, loan costs,
        and leasing commissions                           30,152        21,602
       Bad debt expense                                    8,623         8,560
       Gain on sale of investment property              (957,760)           --
       Casualty gain                                     (25,989)      (25,460)
       Loss on disposal of property                           --         5,559

    Change in accounts:

       Restricted cash                                    34,664       (14,831)
       Accounts receivable                                10,913       (60,192)
       Escrows for taxes                                  50,707        62,853
       Other assets                                       (9,490)      (24,615)
       Accounts payable                                     (920)       63,057
       Tenant security deposit liabilities                (6,416)       (3,349)
       Accrued taxes                                     (38,945)      (37,346)
       Due to affiliates                                      --            --
       Other liabilities                                 (24,783)       44,123

        Net cash provided by operating activities        354,752       323,647

 Cash flows from investing activities:
    Property improvements and replacements              (237,573)      (85,707)
    Proceeds from sale of investment property          3,392,871            --
    Proceeds from settlement of note receivable               --     1,061,440
    Deposits to restricted escrows                       (33,209)      (33,364)
    Withdrawals from restricted escrows                    4,063        32,817
    Insurance proceeds                                    87,673            --

        Net cash provided by investing activities      3,213,825       975,186

 Cash flows from financing activities:
    Payments on mortgage notes payable                  (88,901)       (80,464)
    Distributions to partners                        (3,499,935)       (54,972)


        Net cash used in financing activities        (3,588,836)      (135,436)


 Net (decrease) increase in cash                        (20,259)     1,163,397

 Cash at beginning of period                          1,101,528        799,634

 Cash at end of period                              $ 1,081,269     $1,963,031

 Supplemental disclosure of cash
    flow information:

    Cash paid for interest                          $   313,451     $  321,887


[FN]
           See Accompanying Notes to Consolidated Financial Statements

d)                    ANGELES OPPORTUNITY PROPERTIES, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY

Property Damage

The changes in accounts receivable, accounts payable, and capital expenditures were adjusted by $64,931 at September 30, 1994 for non-cash amounts in connection with property damage resulting from a hailstorm at Lake Meadows Apartments. (See Managements' Discussion and Analysis or Plan of Operations for further detail).

[FN]
           See Accompanying Notes to Consolidated Financial Statements

e)                    ANGELES OPPORTUNITY PROPERTIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1994.

   Certain reclassifications have been made to the September 30, 1994, information to conform to the September 30, 1995, presentation.


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

Note B - Note Receivable - (continued)

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

   On April 29, 1994, the Partnership, the Borrower and AMIT entered into an agreement as to the distribution of the sales proceeds generated by the sale of certain real estate owned by the Borrower, as follows: i) $50,000 was retained in an escrow account for the purpose of paying operating and legal expenses of the Borrower, (an additional sum of $22,000 was retained in the escrow account for the purpose of paying 1994 real estate taxes), ii) $125,000 was paid towards the principal balance outstanding to Angeles Acceptance Pool, L.P. ("AAP"), an affiliate of the General Partner, plus unpaid interest accrued of $19,447 on that balance, iii) $561,741 was distributed to the Partnership to be applied towards the reduction of the outstanding balance due by the Borrower to the Partnership, and iv) the remaining balance was distributed 57.18% to AMIT and 42.82% to the Partnership. In addition, the Partnership executed and delivered to AMIT an assignment of a 57.18% interest in the Note.

   On August 29, 1994, the Partnership received $1,061,440 in proceeds as a partial settlement from the above described Note.

   During the first quarter of 1995, the Partnership initiated foreclosure proceedings under the terms of the Note against the Borrower relating to the raw land which is security for the Note.

Note B - Note Receivable - (continued)

   MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. However, MAE GP may choose to vote these shares as it deems appropriate in the future.

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


Note C - Transactions with Affiliated Parties

   The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates during the nine months ended September 30, 1995 and 1994:


                                                         1995        1994

 Property management fees                              $ 81,520    $ 84,865

 Reimbursement for services of affiliates               105,768     135,099

 Marketing services                                         238          23


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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

   The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1995 and 1994:

                                                       Average

                                                      Occupancy

 Property                                         1995         1994

 Lake Meadows Apartments
    Garland, Texas                                 94%          95%

 Lakewood Apartments
    Tomball, Texas                                 97%          94%




   For the three and nine months ended September 30, 1995, the Partnership generated net income of $3,028 and $1,079,836, respectively, as compared to net income for the three and nine months ended September 30, 1994, of $64,057 and $35,554, respectively. The decrease in net income for the three months ended September 30, 1995, versus the three months ended September 30, 1994, can primarily be attributed to decreased revenues as a result of the sale of Oquendo Warehouse, one of the Partnership's investment properties, during the first half of 1995. The increase in net income for the nine months ended September 30, 1995, as compared to the nine months ended September 30, 1994, is primarily a result of the gain recognized on the sale of the buildings at Oquendo Warehouse (see discussion below).

   Overall, total revenues and total expenses for the three and nine months ended September 30, 1995, decreased in comparison to the three and nine months ended September 30, 1994. The decreases in rental income, other income, operating expenses, property management fees, maintenance expense, depreciation expense, and tenant reimbursements can all be attributed to the sale of Oquendo
Warehouse (See discussion below).   Partially offsetting the decrease in rental
income for the three and nine months ended September 30, 1995, versus the three and nine months ended September 30, 1994, was the increase in rental rates and occupancy at Lakewood Apartments. Decreases in corporate unit income, cleaning and damage fees, and deposit forfeitures at Lakewood Apartments also contributed to the decrease in other income for the three and nine months ended September 30, 1995, versus the three and nine months ended September 30, 1994. Partially offsetting this decrease in other income was an increase in interest income due to higher cash balances for most of 1995, resulting from the sale of Oquendo Warehouse. General and administrative expenses decreased primarily due to decreased partnership accounting, investor relations, and asset management cost reimbursements. In addition, 1994 general and administrative expenses included additional legal fees associated with the settlement on the Rolling Greens note (see discussion at Note B). Property tax expense increased for the nine months ended September 30, 1995, as compared to the nine months ended September 30, 1994 due to a tax refund received by Lakewood Apartments during 1994. The bad debt expense recorded for the three and nine months ended September 30, 1995, and 1994, can be attributed to the reserving of certain amounts considered uncollectible for past due rent and common area maintenance charges relating to one of the tenants at Oquendo Warehouse.

   On January 20, 1995, the Partnership sold one building at Oquendo Warehouse, located at 3550 W. Quail Avenue in Las Vegas, Nevada to the tenant occupying the building, Czarnowski Display Service, Inc. Total consideration was $1,325,000 resulting in a gain on sale of the property of $491,930. On May 5, 1995, the Partnership sold the remaining two buildings at Oquendo Warehouse, located at 3655 W. Quail and 3600 W. Oquendo in Las Vegas, Nevada, to an unrelated third party. Total consideration was $2,250,000 resulting in a gain on the sale of the property of $465,830. Due to the above transactions, a total gain on sale of the property of $957,760 was realized for the nine months ended September 30, 1995. The General Partner believed that the sale of the property was in the best interest of the Partnership.

   On March 27, 1995, Lake Meadows Apartments sustained damage to the roofs of the apartment units due to a severe hailstorm. This casualty was covered by insurance. Due to the receipt of additional insurance proceeds over the book value of the roofs written off, a casualty gain of $25,989 was recorded.

   During the second quarter of 1994, the investment property, Oquendo Warehouse, replaced a roof on one of its buildings. The cost of the new roof was in excess of the book value of the old roof. The write off of the old roof resulted in a $5,559 loss on the disposition of the property.

   As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

   At September 30, 1995, the Partnership had unrestricted cash of $1,081,269 as compared to $1,963,031 at September 30, 1994. Net cash provided by operating activities increased only slightly for the nine months ended September 30, 1995, as compared to the nine months ended September 30, 1994. Net cash provided by investing activities increased due to the cash proceeds received relating to the sale of Oquendo Warehouse during the nine months ended September 30, 1995. Net cash used in financing activities increased due to the distribution to the partners during the second quarter of 1995.

    The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $4,378,999, net of discount, is amortized over 10 years and 37 years with maturity dates of October 2003 and March 2008, at which time the properties will either be refinanced or sold. Total cash distributed was $3,499,935 for the nine months ended September 30, 1995, consisting of $3,464,935 to the limited partners and $35,000 to the General Partner. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves.



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

   b)   Reports on Form 8-K:

        None filed during the quarter ended September 30, 1995.


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



                                    Date:   October 27, 1995