Form 10KSB
period 1995-12-31
ANGELES OPPORTUNITY PROPERTIES LTD
filed 1996-03-11
CIK 789282

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                            FORM 10-KSB

(Mark One)
X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1995

      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from         to

                         Commission file number 0-16116

                   ANGELES OPPORTUNITY PROPERTIES, LTD.

        California
(State or other jurisdiction of                                  95-4052473
incorporation or organization)                              (I.R.S.Employer
                                                            Identification No.)
One Insignia Financial Plaza
       P.O. Box 1089

   Greenville, South Carolina                                     29602
(Address of principal executive offices)                        (Zip Code)

                   Issuer's telephone number   (864)  239-1000

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                            Limited Partnership Units

                                (Title of class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
No

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

      State issuer's revenues for its most recent fiscal year. $2,204,725

      State the aggregate market value of the voting stock held by nonaffiliated of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. Market value information for Registrant's Partnership Interests is not available. Should a trading market develop for these Interests, it is the General Partner's belief that such trading would not exceed $25,000,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item 1.  Description of Business

   Angeles Opportunity Properties, Ltd. (the "Partnership") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to a Certificate and Agreement of Limited Partnership (hereinafter referred to as the "Agreement") dated June 29, 1984, as amended. The Partnership's general partner is Angeles Realty Corporation II (the "General Partner"), a California corporation.

   The Partnership, through its public offering of Limited Partnership units, sold 12,425 units aggregating $12,425,000. The General Partner contributed capital in the amount of $1,000 for a 1% interest in the Partnership. The Partnership was formed for the purpose of acquiring fee interests in various types of real property. The Partnership presently owns two investment properties. The General Partner of the Partnership intends to maximize the operating results and, ultimately, the net realizable value of each of the Partnership's properties in order to achieve the best possible return for the investors. Such results may best be achieved through property sales, refinancings, debt restructurings or relinquishment of the assets. The Partnership intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets.

   The Partnership has no full time employees. The General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited Partners have no right to participate in the management or conduct of such business and affairs. Insignia Management Group, L.P. provides day-to-day management services for the Partnership's investment properties.

   The business in which the Partnership is engaged is highly competitive, and the Partnership is not a significant factor in its industry. Each of its apartment properties is located in or near a major urban area and, accordingly, competes for rentals not only with similar apartment properties in its immediate area but with hundreds of similar apartment properties throughout the urban area. Such competition is primarily on the basis of location, rents, services and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.


Item 2. Description of Properties:

The following table sets forth the Registrant's investments in properties:


                           Date of
         Property          Purchase       Type of Ownership               Use
 Lake Meadows Apartments   3/31/88   Fee ownership subject to a   Residential Rental
                                     first and second mortgage    96 units

 Lakewood Apartments       11/01/89  Fee ownership subject to     Residential Rental
                                     a first mortgage             288 units


   The Partnership sold one building at Oquendo Warehouses on January 20, 1995, to the tenant occupying the building. The Partnership sold the two remaining buildings at Oquendo Warehouse on May 5, 1995 (See "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details).

Schedule of Properties:

                         Gross
                        Carrying    Accumulated                        Federal
 Property                Value      Depreciation    Rate     Method   Tax Basis
 Lake Meadows Apts.    $2,275,211    $  447,604   5-40 yrs    S/L     1,851,823
 Lakewood Apts.         5,716,222       908,308   5-40 yrs    S/L     5,438,282

                       $7,991,433    $1,355,912                      $7,290,105


   See Note A of the financial statements included in Item 7 for a description of the Partnership's depreciation policy.

Schedule of Mortgages:

                          Principal                                     Principal
                         Balance At     Stated                           Balance
                        December 31,   Interest   Period    Maturity      Due At
       Property             1995         Rate    Amortized     Date      Maturity
 Lake Meadows Apts.
   1st mortgage           $1,693,127    7.83%    10 years    10/2003  $1,488,603
   2nd mortgage (1)           53,550    7.83%    10 years    10/2003      53,550
 Lakewood Apartments
   1st mortgage            2,631,102    10.38%   37 years    03/2008      29,274
                           4,377,779


 Unamortized discount        (29,199)

         Total           $ 4,328,580                                  $1,571,427

1)   Interest only payments.


Schedule of Rental Rates and Occupancy:

                                  Average Annual                  Average
                                   Rental Rates                   Occupancy

 Property                       1995           1994          1995          1994

 Lake Meadows Apartments     $6,357/unit  $6,030/unit         93%           96%
 Lakewood Apartments          5,309/unit   5,012/unit         95%           94%


   As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The General Partner believes that all of the properties are adequately insured. The multi-family residential properties' lease terms are for one year or less. No residential tenant leases 10% or more of the available rental space.

Real estate taxes and rates in 1995 for each property were:

                                      1995          1995
                                     Billing        Rate

 Lake Meadows Apartments            $ 51,011        2.55
 Lakewood Apartments                 146,426        2.85

Item 3. Legal Proceedings

   The Registrant is unaware of any pending or outstanding litigation that is not of a routine nature. Management of the Registrant believes that all such routine matters are adequately covered by insurance and will be resolved without a material adverse effect upon the Partnership's financial condition, results of operation, or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

   The Unit holders of the Registrant did not vote on any matter during the fourth quarter of the fiscal year covered by this report.


                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

   The Partnership, a publicly-held limited partnership, sold 12,425 Limited Partnership Units during its offering period through June 25, 1988, and currently has 1,792 Limited Partners of record. There is no intention to sell additional Limited Partnership Units nor is there an established market for these Units.

   Cash distributions to the limited partners from operations have been declared during the two years ended December 31, 1995 and 1994 as follows:


             Declaration Date               Amount Per Unit

             May 26, 1995                        $278.87
             November 30, 1994                     80.00
             May 27, 1994                           4.38

   The Partnership expects that cash distributions will continue to be paid in the future to the extent that they are supportable by cash from operations.

Item 6. Management's Discussion and Analysis or Plan of Operation

   This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

   The Partnership realized net income for the year ended December 31, 1995 of $1,067,258, versus $93,283 for the year ended December 31, 1994. The increase in net income can be attributed to the gain recognized on the sale of the buildings at Oquendo Warehouse during 1995.

   Overall, total revenues and total expenses decreased in 1995 as compared to 1994. The decreases in rental income, other income, operating expense, property management fees, maintenance expense, depreciation expense, and tenant reimbursements can all be attributed to the sale of Oquendo Warehouse (See discussion below). The decrease in other income was also influenced by the decrease in corporate units revenue at Lakewood and a decrease in deposit forfeitures at Lake Meadows. These decreases were offset somewhat by an increase in interest income due to higher cash balances for part of 1995, as a result of the cash proceeds from the sale of Oquendo Warehouse. These proceeds were subsequently distributed to the partners. General and administrative expenses decreased due to a decrease in partnership administration cost reimbursements. Property tax expense increased in 1995 due to an increase in the appraised value of Lake Meadows Apartments. This increase was offset by a decrease in tax expense as a result of the sale of Oquendo Warehouse. The bad debt expense for 1995 is due to the write-off of certain amounts considered uncollectible for past due rent and common area maintenance charges relating to one of the tenants at Oquendo Warehouse.

   On January 20, 1995, the Partnership sold one building at Oquendo Warehouse, located at 3550 W. Quail Avenue in Las Vegas, Nevada to the tenant occupying the building, Czarnowski Display Service, Inc. Total consideration was $1,325,000 resulting in a gain on sale of the property of $491,930. On May 5, 1995, the Partnership sold the remaining two buildings at Oquendo Warehouse, located at 3655 W. Quail and 3600 W. Oquendo in Las Vegas, Nevada, to an unrelated third party. Total consideration was $2,250,000 resulting in a gain on the sale of the property of $465,830. Due to the above transactions, a total gain on sale of the property of $957,760 was realized in 1995. The General Partner believed that the sale of the property was in the best interest of the Partnership.

   On March 27, 1995, Lake Meadows Apartments sustained damage to the roofs of the apartment units due to a severe hailstorm. This casualty was covered by insurance. Due to the receipt of additional insurance proceeds over the book value of the roofs written off, a casualty gain of $44,446 was recorded.

   During the second quarter of 1994, the investment property Oquendo Warehouse replaced a roof on one of its buildings. The cost of the new roof was in excess of the book value of the old roof. The write off of the old roof resulted in a $5,559 loss on the disposition of the property.

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

Capital Resources and Liquidity

   At December 31, 1995, the Partnership had unrestricted cash of $1,079,601 as compared to $1,101,528 at December 31, 1994. Net cash provided by operating activities decreased for the year ended December 31, 1995, as compared to the year ended December 31, 1994 due to decreases in unearned rent and other liabilities. Net cash provided by investing activities increased due to the cash proceeds received relating to the sale of Oquendo Warehouse during the year ended December 31, 1995. Net cash used in financing activities increased due to the distribution to the partners during the second quarter of 1995.

   The Partnership's assets include a note receivable ("Note") of $1,850,000 from Rolling Greens Communities, Ltd. ("Borrower") collateralized by a first trust deed on undeveloped commercial and mobile home park land adjacent to Rolling Green Communities ("Rolling Greens"), and required interest only payments computed at a 12.5% rate per annum with a maturity date of June 1997. The note was in default due to non-payment and had been written down in prior years to its estimated net realizable value of $1,070,000 which was based on the estimated value of the collateral less cost to dispose.

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

   Proceeds from the refinanced first mortgage and an additional $450,000 that the Partnership advanced to the Borrower in 1992 under this Note included in the note amount of $1,850,000 were used by the Borrower to pay off (i) third trust deed financing that had been provided by Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, and (ii) unsecured advances payable to Angeles. Subsequent to the refinancing of the first mortgage discussed above, the developed portion of Rolling Greens was sold to a third party and a note receivable was received by the Partnership as consideration. AMIT continues to have loans outstanding to the Partnership that owns the interest in the Borrower.

   On April 29, 1994, the Partnership, the Borrower and AMIT entered into an agreement as to the distribution of the sales proceeds generated by the sale of certain real estate owned by the Borrower. On August 29, 1994, the Partnership received $1,061,440 in proceeds as a partial settlement from the above described Note.

   During the first quarter of 1995, the Partnership initiated foreclosure proceedings under the terms of the Note against the Borrower relating to the remaining security for the Note. At December 31, 1995, these foreclosure proceedings are still in process. The General Partner anticipates that the foreclosure will be consummated in 1996.

   MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT.
MAE GP may choose to vote these shares as it deems appropriate in the future.
In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc., which provides property management and partnership administration services to the Partnership, owns 63,200 Class A Shares of AMIT. These Class A Shares entitle LAC to vote approximately 1.5% of the total shares.

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

   The Partnership's primary source of cash is from operations of its investment properties, financing and interest income. Cash from these sources is utilized for property operations, capital expenditures, and/or distributions to the partners. In 1995, the Partnership made distributions to the limited partners in the amount of $3,464,935, or $278.87 per limited partnership unit. In 1994, the Partnership made distributions to the limited partners in the amount of $1,048,422, or $84.38 per limited partnership unit.



   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $4,348,580 net of discount, is amortized over 10 years and 37 years with maturity dates of October 2003 and March 2008, at which time the properties will either be refinanced or sold. Total cash distributed was $3,499,935 for the year ended December 31, 1995, consisting of $3,464,935 to the limited partners and $35,000 to the General Partner. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves.



Item 7. Financial Statements


ANGELES OPPORTUNITY PROPERTIES, LTD.

LIST OF FINANCIAL STATEMENTS

      Independent Auditors' Report

      Balance Sheet - December 31, 1995

      Statements of Operations - Years ended December 31, 1995 and 1994

      Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 1995 and 1994

      Statements of Cash Flows - Years ended December 31, 1995 and 1994

      Notes to Financial Statements


                Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Opportunity Properties, Ltd.


We have audited the accompanying balance sheet of Angeles Opportunity Properties, Ltd. as of December 31, 1995, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Angeles Opportunity Properties, Ltd. as of December 31, 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                             /S/ ERNST & YOUNG LLP



Greenville, South Carolina
February 1, 1996




                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                                  BALANCE SHEET


                                December 31, 1995


 Assets
   Cash and cash equivalents:
      Unrestricted                                                     $ 1,079,601
      Restricted--tenant security deposits                                  42,740
   Accounts receivable                                                       4,714
   Escrow for taxes                                                        220,325
   Restricted escrows                                                      250,552
   Other assets                                                            186,488
   Investment properties (Notes B and F):
      Land                                            $   955,873
      Buildings and related personal property           7,035,560
                                                        7,991,433
      Less accumulated depreciation                    (1,355,912)       6,635,521

                                                                       $ 8,419,941

   Liabilities and Partners' Capital
   Liabilities
      Accounts payable                                                 $   193,251
      Tenant security deposits                                              43,188
      Accrued taxes                                                        197,901
      Other liabilities                                                     88,580
      Mortgage notes payable (Notes B and F)                             4,348,580

   Partners' (Deficit) Capital
      General partner                                 $   (68,206)
      Limited partners (12,425 units issued
       and outstanding)                                 3,616,647        3,548,441
                                                                       $ 8,419,941

           See Accompanying Notes to Consolidated Financial Statements


                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                            STATEMENTS OF OPERATIONS


                                               Years Ended December 31,
                                                  1995           1994
 Revenues:
   Rental income                              $2,080,591     $2,266,063
   Other income                                  124,134        145,272
     Total revenues                            2,204,725      2,411,335
 Expenses:
   Operating                                     655,678        695,516
   General and administrative                    234,830        290,691
   Property management fees (Note D)             107,746        112,862
   Maintenance                                   232,398        283,102
   Depreciation                                  267,645        333,993
   Amortization of lease commissions               7,374          9,313
   Interest                                      445,829        450,189
   Property taxes                                204,031        203,473
   Bad debt expense                                8,623          8,560
   Tenant reimbursements                         (24,481)       (45,995)
     Total expenses                            2,139,673      2,341,704

 Income before loss on disposal of
   property, gain on sale of investment
   property and casualty gain                     65,052         69,631

 Loss on disposal of property                         --         (5,559)
 Gain on sale of investment
   property (Note F)                             957,760             --
 Casualty gain                                    44,446         29,211

     Net income                               $1,067,258     $   93,283

 Net income allocated
   to general partner (1%)                    $   10,673     $      933
 Net income allocated to
   limited partners (99%)                      1,056,585         92,350

     Net income                               $1,067,258     $   93,283

 Net income per limited
   partnership unit                           $    85.04     $     7.43

           See Accompanying Notes to Consolidated Financial Statements

                      ANGELES OPPORTUNITY PROPERTIES, LTD.

               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)


                                    Limited
                                  Partnership     General        Limited
                                     Units        Partner       Partners        Total
                                     12,425      $   1,000     $12,425,000   $12,426,000


 Partners' (deficit) capital
    at December 31, 1993             12,425      $ (34,222)    $ 6,981,069   $ 6,946,847

 Net income for the year
    ended December 31, 1994              --            933          92,350        93,283

 Distributions to partners               --        (10,590)     (1,048,422)   (1,059,012)

 Partners' (deficit) capital at
    December 31, 1994                12,425        (43,879)      6,024,997     5,981,118

 Net income for the year
    ended December 31, 1995              --         10,673       1,056,585     1,067,258

 Distributions to partners               --        (35,000)     (3,464,935)   (3,499,935)

 Partners' (deficit) capital at
    December 31, 1995                12,425      $ (68,206)    $ 3,616,647   $ 3,548,441


           See Accompanying Notes to Consolidated Financial Statements

                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                            STATEMENTS OF CASH FLOWS


                                                               Years Ended December 31,
                                                                 1995             1994
 Cash flows from operating activities:
    Net income                                                $ 1,067,258     $   93,283
    Adjustments to reconcile net income to
       net cash provided by operating activities:
       Depreciation                                               267,645        333,993
       Amortization of discounts, loan costs, and leasing
        and leasing commissions                                    37,766         31,679
       Bad debt expense                                             8,623          8,560
       Gain on sale of investment property                       (957,760)            --
       Casualty gain                                              (44,446)       (29,211)
       Loss on disposal of property                                    --          5,559
    Change in accounts:
       Restricted cash                                             36,629        (14,412)
       Accounts receivable                                         12,308          9,037
       Escrows for taxes                                           (6,786)        36,575
       Other assets                                                (1,457)       (12,674)
       Accounts payable                                             1,985         (9,837)
       Tenant security deposit liabilities                         (8,836)        (3,414)
       Accrued taxes                                               10,091         13,074
       Other liabilities                                          (52,009)        61,582

        Net cash provided by operating activities                 371,011        523,794

 Cash flows from investing activities:
    Property improvements and replacements                       (256,990)      (177,995)
    Proceeds from sale of investment property                   3,392,871             --
    Proceeds from settlement of note receivable                        --      1,061,440
    Deposits to restricted escrows                                (27,623)       (44,777)
    Withdrawals from restricted escrows                            12,638         48,766
    Insurance proceeds                                            106,130         68,681

        Net cash provided by investing activities               3,227,026        956,115

 Cash flows from financing activities:
    Payments on mortgage notes payable                           (120,029)      (108,645)
    Loan costs                                                         --        (10,358)
    Distributions to partners                                  (3,499,935)    (1,059,012)

       Net cash used in financing activities                   (3,619,964)    (1,178,015)

 Net (decrease) increase in cash                                  (21,927)       301,894

 Cash at beginning of period                                    1,101,528        799,634

 Cash at end of period                                        $ 1,079,601    $ 1,101,528

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                    $   416,440    $   427,823
    Property improvements and replacements included in
       accounts payable                                       $   162,740    $        --

           See Accompanying Notes to Consolidated Financial Statements



                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                          Notes to Financial Statements

                                December 31, 1995

Note A   Organization and Significant Accounting Policies

Organization:

Angeles Opportunity Properties, Ltd. ("Partnership") is a California limited partnership organized in June 1984 to acquire and operate residential and commercial real estate properties. The Partnership's General Partner is Angeles Realty Corporation II ("ARC II"), an affiliate of Insignia Financial Group,
Inc. As of December 31, 1995, the Partnership operates two residential properties located in Texas.

Principles of Consolidation:

The financial statements include all of the accounts of the Partnership and its majority owned partnerships. All significant interpartnership balances have been eliminated. Minority interest is immaterial and is not shown separately in the financial statements.

Allocations to Partners:

Allocations of Profits and Losses - In accordance with the Agreement, any gain from the sale or other disposition of Partnership assets will be allocated first to the General Partner to the extent of the amount of any Incentive Interest (as defined below) to which the General Partner is entitled. Any gain remaining after said allocation will be allocated to the Limited Partners in proportion to their interests in the Partnership; provided that the gain shall first be allocated to Partners with negative account balances, in proportion to such balances, in an amount equal to the sum of such negative capital account balances. The Partnership will allocate other profits and losses 1% to the General Partner and 99% to the Limited Partners.

For financial reporting purposes, net income (loss) is allocated 1% to the General Partner and 99% to the Limited Partners.

Distributions - Except as discussed below, the Partnership will allocate distributions 1% to the General Partner and 99% to the Limited Partners.

Upon the sale or other disposition, or refinancing of any asset of the Partnership, the Distributable Net Proceeds shall be distributed as follows:
(i) First, to the Partners in proportion to their interests until the Limited Partners have received proceeds equal to their Original Capital Investment applicable to the property; (ii) Second, to the Partners until Limited Partners have received distributions from all sources equal to their 6% Cumulative Distribution, (iii) Third, to the General Partner until it has received its cumulative distributions in an amount equal to 3% of the aggregate disposition prices of all real properties, mortgages or other investments sold (Initial Incentive Interest); (iv) Fourth, to the Partners until the Limited Partners have received distributions equal to their 4% (not compounded) Cumulative Distribution, with certain Limited Partners receiving priority distributions ranging from 2% to 6% per annum (not compounded); and (v) Thereafter, 76% to the Partners in proportion to their interests and 24% to the General Partner (Final Incentive Interest).

Depreciation:

Depreciation is provided by the straight-line method over the estimated lives of the investment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 18 years for additions after March 15, 1984 and before May 9, 1985 and 19 years for additions after May 8, 1985 and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the alternative depreciation system is used for depreciation of (1) real property additions over 40 years, and (2) personal property additions over 6-20 years.

Cash and Cash Equivalents:

The Partnership considers all highly liquid investments with a maturity when purchased of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Investment Properties:

Prior to the fourth quarter of 1995, investment properties were carried at the lower of cost or estimated fair value, which was determined using the higher of the property's non-recourse debt amount, when applicable, or the net operating income of the investment property capitalized at a rate deemed reasonable for the type of property. During the fourth quarter of 1995 the Partnership adopted FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Loan Costs:

Loan costs of $255,993 are included in "Other assets" in the accompanying balance sheet and are being amortized on a straight-line basis over the lives of the loans. At December 31, 1995, accumulated amortization is $80,216.


Note A   Organization and Significant Accounting Policies (continued)

Leases:

The Partnership generally leases apartment units for twelve-month terms or less.

Tenant Security Deposits:

The Partnership requires security deposits from all apartment lessees for the duration of the lease. Deposits are refunded when the tenant vacates the apartment space if there has been no damage to the unit.

Restricted Escrows:

   Capital Improvement - In conjunction with the refinancing of Lake Meadows Apartments mortgage note payable in 1993, the Partnership established a "Capital Improvement Escrows" for certain capital improvements. At December 31, 1995, the balance in the account was $27,348. The capital improvements are anticipated to be completed in calendar year 1996 and any excess funds will be returned for property operations.

   Reserve Account - In addition to the Capital Improvement Escrows, a general Reserve Account was also established. These funds were to cover necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership was required to deposit net operating income (as defined in the mortgage note) from the financed property to the reserve account until the reserve account equaled $400 per apartment unit or $38,400. The reserve account was fully funded at December 31, 1995.

   Replacement Reserves - The Partnership maintains a replacement reserve with the holder of the mortgage note payable on Lakewoods Apartments. These funds are available for the maintenance of the property. The balance at December 31, 1995 was $158,104.

Advertising Costs:

Advertising costs, $49,962 in 1995 and $60,851 in 1994, are charged to expense as incurred and are included in operating expenses.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


Note A   Organization and Significant Accounting Policies (continued)

Reclassification:

Certain reclassifications have been made to the 1994 balances to conform to the 1995 presentation.

Fair Value:

In 1995, the Partnership implemented Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership (Note B).


Note B    Notes Payable

The principal terms of notes payable are as follows:


                          Monthly                          Principal     Principal
                          Payment     Stated                Balance     Balance At
                         Including   Interest  Maturity     Due At     December 31,
 Property                Interest      Rate      Date      Maturity        1995
 Lake Meadows Apts.
   1st mortgage           $12,654      7.83%    10/2003   $1,488,603    $1,693,127
   2nd mortgage (1)           349      7.83%    10/2003       53,550        53,550
 Lakewood Apartments
   1st mortgage            31,702     10.38%    03/2008       29,274     2,631,102
                                                                        4,377,779
 Unamortized discount                                                      (29,199)
        Totals            $44,705                         $1,571,427    $4,348,580

(1)    Interest only payments.


The Partnership exercised an interest rate buy-down option for Lake Meadows when the debt was refinanced, reducing the stated rate from 8.13% to 7.83%. The fee for the interest rate reduction amounted to $35,000 and is being amortized as a loan discount on the interest method over the life of the loan. The discount fee is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.13%.

The estimated fair values of the Partnership's aggregate debt is $4,711,000. This estimate is not necessarily indicative of the amounts the Partnership may pay in actual market transactions.

Note B    Notes Payable (continued)

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership s rental properties and by pledge of revenues from the respective rental properties. Certain of the notes include prepayment penalties if repaid prior to maturity.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1995 are as follows:

                   1996                         $132,556
                   1997                          146,435
                   1998                          161,781
                   1999                          178,749
                   2000                          197,512
                Thereafter                     3,560,746
                                              $4,377,779

Note C - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Differences between the net income (loss) as reported and Federal taxable (loss) income result primarily from (1) depreciation over different methods and lives and on differing cost bases of the properties, (2) change in rental income received in advance, (3) and allowance for doubtful accounts. The following is a reconciliation of reported net income (loss) and Federal taxable income
(loss):


                                                  1995             1994

 Net income (loss) as reported                $1,067,258        $ 93,283
 Add (deduct):
   Depreciation differences                       40,599          69,538
   Unearned income                               (47,895)         53,142
   Casualty gain                                 (44,446)
   Gain on disposition                          (142,088)
   Miscellaneous                                  (6,127)        (13,633)
                                                      --        (780,000)
   Allowance for doubtful accounts

 Federal taxable income (loss)                $  867,301       $(577,670)

 Federal taxable income (loss) per
   limited partnership unit                   $    69.10       $  (46.03)

Note C - Income Taxes (continued)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities:

          Net assets as reported                   $3,548,441
          Land and buildings                          201,868
          Accumulated depreciation                    452,716
          Syndication and distribution costs        1,837,724
          Other                                       (21,521)
          Net assets - Federal tax basis           $6,019,228


Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid to the General Partner and affiliates in 1995 and 1994:
                                                1995           1994

 Property management fees                    $107,746       $112,862
 Reimbursement for services of affiliates     144,319        167,037
 Marketing services                               239            166


The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner, who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

See Note E for discussion of transaction with Angeles Mortgage Investment Trust ("AMIT").

Note E - Note Receivable

The Partnership's assets include a note receivable ("Note") of $1,850,000 from Rolling Greens Communities, Ltd. ("Borrower") collateralized by a first trust deed on undeveloped commercial and mobile home park land adjacent to Rolling Green Communities ("Rolling Greens"), and required interest only payments computed at a 12.5% rate per annum with a maturity date of June 1997. The note was in default due to non-payment and had been written down in prior years to its estimated net realizable value of $1,070,000 which was based on the estimated value of the collateral less cost to dispose.

Note E - Note Receivable (continued)

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

Proceeds from the refinanced first mortgage and an additional $450,000 that the Partnership advanced to the Borrower in 1992 under this Note and included in the note amount of $1,850,000 were used by the Borrower to pay off (i) third trust deed financing that had been provided by Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, and (ii) unsecured advances payable to Angeles. Subsequent to the refinancing of the first mortgage discussed above, the developed portion of Rolling Greens was sold to a third party and a note receivable was received by the Partnership as consideration. AMIT continues to have loans outstanding to the Partnership that owns the interest in the Borrower.

On April 29, 1994, the Partnership, the Borrower and AMIT entered into an agreement as to the distribution of the sales proceeds generated by the sale of certain real estate owned by the Borrower. On August 29, 1994, the Partnership received $1,061,440 in proceeds as a partial settlement from the above described Note.

During the first quarter of 1995, the Partnership initiated foreclosure proceedings under the terms of the Note against the Borrower relating to the remaining security for the Note. At December 31, 1995, these foreclosure proceedings are still in process. The General Partner anticipates that the foreclosure will be consummated in 1996.

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT.
MAE GP may choose to vote these shares as it deems appropriate in the future.
In addition, Liquidity Assistance, LLC ("LAC"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc., which provides property management and partnership administration services to the Partnership, owns 63,200 Class A Shares of AMIT. These Class A Shares entitle LAC to vote approximately 1.5% of the total shares.


Note E - Note Receivable (continued)

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


Note F - Investment Properties and Accumulated Depreciation

                                Initial Cost
                               To Partnership

                                                 Buildings         Cost
                                                and Related    Capitalized
                                                  Personal    Subsequent to
 Description      Encumbrances        Land        Property     Acquisition

 Lake Meadows     $ 1,717,478 (1)   $ 472,823    $1,584,177     $  218,210
 Lakewood           2,631,102         483,050     3,490,950      1,742,223
    Totals        $ 4,348,580       $ 955,873    $5,075,127     $1,960,433

(1) Net of a $29,199 unamortized discount


                                         Gross Amount At Which Carried
                                               At December 31, 1995
                                       Buildings
                                      And Related
                                       Personal                         Accumulated         Date         Depreciable
                          Land         Property           Total        Depreciation       Acquired        Life-Years
Description
Lake Meadows           $ 472,823       $1,802,387       $2,275,210       $  447,604        3/31/88          10-40
Lakewood                 483,050        5,233,173        5,716,223          908,308       11/01/89          10-40
    Totals             $ 955,873       $7,035,560       $7,991,433       $1,355,912


The depreciable lives included above are for the buildings and components. The depreciable lives for related personal property are for 5 to 7 years.

Note F - Investment Properties and Accumulated Depreciation (continued)

Reconciliation of  Investment Properties and Accumulated Depreciation :


                                                  Year Ended December 31,
                                                    1995           1994

 Investment Properties

 Balance at beginning of year                    $10,626,833     $10,517,466
  Property improvements                              419,730         177,995
  Dispositions                                    (3,055,130)        (68,628)

 Balance at End of Year                          $ 7,991,433     $10,626,833

 Accumulated Depreciation

 Balance at beginning of year                    $ 1,633,706      $1,323,311
  Additions charged to expense                       267,645         333,993
  Dispositions                                      (545,439)        (23,598)

 Balance at End of Year                          $ 1,355,912      $1,633,706


In 1995, the Partnership sold Oquendo Warehouse, one of its investment properties to unaffiliated parties resulting in a gain to the Partnership of $957,760. Net proceeds of $3,392,871 were distributed to the partners .

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1995 and 1994 is $8,193,301 and $10,876,220. The accumulated depreciation taken for Federal income tax purposes at December 31, 1995 and 1994 is $903,196 and $1,117,496.

                                    PART III

Item 8. Changes in and Disagreements with Accountant on Accounting and Financial Disclosures

   There were no disagreements with Ernst & Young LLP regarding the 1995 or 1994 audits of the Partnership's financial statements.


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

   The names of the directors and executive officers of Angeles Realty Corporation II ("ARC II"), the Partnership's General Partner as of December 31, 1995, their age and the nature of all positions with ARC II presently held by them are as follows:

Name                                Age              Position

Carroll D. Vinson                   55               President

Robert D. Long, Jr.                 28               Controller and Principal
                                                     Accounting Officer

William H. Jarrard, Jr.             49               Vice President

John K. Lines                       36               Secretary

Kelley M. Buechler                  38               Assistant Secretary


Carroll D. Vinson has been President of Metropolitan Asset Enhancement, L.P., and subsidiaries since August of 1994. Prior to that, during 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director-President during 1991. From 1986 to 1990, Mr. Vinson was President and a Director of U.S. Shelter Corporation, a real estate services company, which sold substantially all of its assets to Insignia in December 1990.

Robert D. Long, Jr. is Controller and Principal Accounting Officer. Prior to joining Metropolitan Asset Enhancement, L.P., and subsidiaries, he was an auditor for the State of Tennessee and was associated with the accounting firm of Harshman Lewis and Associates. He is a graduate of the University of Memphis.

William H. Jarrard, Jr. is Managing Director - Partnership Administration of Insignia Financial Group, Inc. ("Insignia"). During the five years prior to joining Insignia in 1991, he served in a similar capacity for U.S. Shelter. He was previously associated with the accounting firm, Ernst & Whinney, for eleven years. Mr. Jarrard is a graduate of the University of South Carolina and a certified public accountant.

John K. Lines has been General Counsel and Secretary of Insignia since June 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation in West Palm Beach, Florida. From October 1991 until April 1993, Mr. Lines was a Senior Attorney with Banc One Corporation in Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was employed as an Associate Attorney with Squire Sanders & Dempsey in Columbus, Ohio.

Kelley M. Buechler is Assistant Secretary of Insignia. During the five years prior to joining Insignia in 1991, she served in a similar capacity for U.S. Shelter. Ms. Buechler is a graduate of the University of North Carolina.


Item 10.  Executive Compensation

   No direct form of compensation or remuneration was paid by the Partnership to any officer or director of ARC II. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, fees and other payments have been made to the Partnership's General Partner and its affiliates, as described in Note D of the Financial Statements included under Item 7, which is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

   As of January 1, 1996, no person owned of record more than 5% of Limited Partnership Units of the Partnership nor was any person known by the Partnership to own of record and beneficially, or beneficially only, more than 5% of such securities.

   The Partnership knows of no contractual arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Partnership, except as follows: Article 12.1 of the Agreement, which provides that upon a vote of the Limited Partners holding more than 50% of the then outstanding Limited Partnership Units the General Partner may be expelled from the Partnership upon 90 days written notice. In the event that a successor general partner has been elected by Limited Partners holding more than 50% of the then outstanding Limited Partnership Units and if said Limited Partners elect to continue the business of the Partnership, the Partnership is required to pay in cash to the expelled General Partner an amount equal to the accrued and unpaid management fee described in Article 10 of the Agreement and to purchase the General Partner's interest in the Partnership on the effective date of the expulsion, which shall be an amount equal to the difference between (i) the balance of the General Partner's capital account and (ii) the fair market value of the share of Distributable Net Proceeds to which the General Partner would be entitled. Such determination of the fair market value of the share of Distributable Net Proceeds is defined in Article 12.2(b) of the Agreement.

Item 12.  Certain Relationships and Related Transactions

   No transactions have occurred between the Partnership and any officer or director of ARC II.

   During the years ended December 31, 1995 and December 31, 1994, the transactions that occurred between the Partnership and ARC II and affiliates of ARC II pursuant to the terms of the Agreement are disclosed under Note D of the Partnerships' Financial Statements included under Item 7, which is hereby incorporated by reference.


Item 13.    Exhibits and Reports on Form 8-K

            (a)  Exhibits:  See Exhibit Index contained herein.


            (b) No Reports on Form 8-K were filed during the fourth quarter of 1995.



                                   SIGNATURES


   In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ANGELES OPPORTUNITY PROPERTIES, LTD.
                                  (A California Limited Partnership)
                                  (Registrant)


                                  By:  Angeles Realty Corporation  II



                                  By:  /s/Carroll D. Vinson
                                       Carroll D. Vinson
                                       President


                                  Date:  March 11, 1996








   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.


/s/Carroll D. Vinson          President and Director           March 11, 1996
Carroll D. Vinson



/s/Robert D. Long, Jr.        Controller                       March 11, 1996
Robert D. Long, Jr.           (Principal Accounting
                              Officer)




                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                                  Exhibit Index


Exhibit Number     Description of Exhibit

    3.1 Amended Certificate and Agreement of the Limited Partnership filed in the Partnership's prospectus dated July 7, 1986 which is incorporated herein by reference.

   10.1 Purchase and Sale Agreement with Exhibits - Lake Meadows Apartments filed in Form 8K dated March 31, 1988, and is incorporated herein by reference.

   10.2 Purchase and Sale Agreement with Exhibits - Oquendo Warehouses filed in form 8K dated April 26, 1988, and is incorporated herein by reference.

   10.3 Joint Venture Agreement - Lakewood Project Joint Venture filed in From 10K dated December 31, 1990, and is incorporated herein by reference.

   10.4 General Partnership Agreement - AOPL-AMIT Rolling Greens Joint Venture dated December 28, 1989, filed in Form 10K dated December 31, 1990, and is incorporated herein by reference.

   10.5 Stock Purchase Agreement dated November 24, 1992 showing the purchase of 100% of the outstanding stock of Angeles Realty Corporation II by IAP GP Corporation, a subsidiary of MAE GP Corporation, filed in Form 8K dated December 31, 1992, which is incorporated herein by reference.

   10.6            Contracts related to the refinancing of debt.

                   (a) First Deeds of Trust and Security Agreements dated September 30, 1993 between New Lake Meadows, L.P. and Lexington Mortgage Company, a Virginia Corporation, securing Lake Meadows Apartments.

                   (b) Second Deeds of Trust and Security Agreements dated September 30, 1993 between New Lake Meadows, L.P. and Lexington Mortgage Company, a Virginia Corporation, securing Lake Meadows Apartments.

                   (c) First Assignments of Leases and Rents dated September 30, 1993 between New Lake Meadows, L.P. and Lexington Mortgage Company, a Virginia Corporation, securing Lake Meadows Apartments.

                   (d) Second Assignments of Leases and Rents dated September 30, 1993 between New Lake Meadows, L.P. and Lexington Mortgage Company, a Virginia Corporation, securing Lake Meadows Apartments.

   10.6            (e)  First Deeds of Trust Notes dated September 30, 1993
                        between New Lake Meadows, L.P. and Lexington Mortgage Company, relating to Lake Meadows Apartments.

                   (f) Second Deeds of Trust Notes dated September 30, 1993 between New Lake Meadows, L.P. and Lexington Mortgage Company, relating to Lake Meadows Apartments.

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

   99.1 Partnership prospectus filed in registration statement dated June 26, 1987, which is incorporated herein by reference.

   99.2 Agreement of Limited Partnership for AOP GP Limited Partnership, L.P. and Angeles Opportunity Properties, Ltd. entered into on September 9, 1993.

   99.3            Agreement of Limited Partnership for New Lake Meadows, L.P.
                   between AOP GP Limited Partnership, L.P. and Angeles Opportunity Properties, Ltd. entered into on September 9, 1993.