Form 10QSB
period 1996-03-31
ANGELES OPPORTUNITY PROPERTIES LTD
filed 1996-05-08
CIK 789282

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


                  For the quarterly period ended March 31, 1996


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


ITEM 1.  FINANCIAL STATEMENTS


 a)                   ANGELES OPPORTUNITY PROPERTIES, LTD.

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)
                        (in thousands, except unit data)
                                 March 31, 1996

 Assets
    Cash and cash equivalents:
      Unrestricted                                                     $ 1,099
      Restricted--tenant security deposits                                  43
    Accounts receivable                                                      5
    Escrow for taxes                                                        84
    Restricted escrows                                                     107
    Other assets                                                           175
    Investment properties:
        Land                                             $   956
        Buildings and related personal property            7,068
                                                           8,024
        Less accumulated depreciation                     (1,421)        6,603
                                                                       $ 8,116

    Liabilities and Partners' Capital

    Liabilities
        Accounts payable                                               $    52
        Tenant security deposits                                            44
        Accrued taxes                                                       51
        Other liabilities                                                   82
        Mortgage notes payable                                           4,317

    Partners' (Deficit) Capital
        General partner                                   $  (68)
        Limited partners (12,425 units
             issued and outstanding)                       3,638         3,570

                                                                       $ 8,116
           See Accompanying Notes to Consolidated Financial Statements

b)                    ANGELES OPPORTUNITY PROPERTIES, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                                Three Months Ended
                                                     March 31,
                                                 1996           1995
 Revenues:
   Rental income                                $  493        $   587
   Other income                                     28             34
       Total revenues                              521            621
 Expenses:
   Operating                                       179            194
   General and administrative                       39             60
   Maintenance                                      56             48
   Depreciation                                     65             74
   Interest                                        110            112
   Property taxes                                   51             55
   Bad debt expense                                 --              9
       Total expenses                              500            552

 Income before gain on sale of
   investment property and
   casualty gain                                    21             69

 Gain on sale of investment
     property                                       --            492
 Casualty gain                                      --              3

       Net income                               $   21        $   564

 Net income allocated to general
   partner  (1%)                                $   --        $     6
 Net income allocated to limited
   partners (99%)                                   21            558

       Net income                               $   21        $   564

 Net income per limited partnership unit        $ 1.69        $ 44.91


           See Accompanying Notes to Consolidated Financial Statements

c)                    ANGELES OPPORTUNITY PROPERTIES, LTD.

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                                 (in thousands)



                                       Limited
                                     Partnership    General       Limited
                                        Units       Partner      Partners        Total
 Original capital contributions        12,425       $     1       $12,425       $12,426

 Partners' (deficit) capital at
    December 31, 1995                  12,425       $   (68)      $ 3,617       $ 3,549

 Net income for the three months
    ended March 31, 1996                   --            --            21            21

 Partners' (deficit) capital at
    March 31, 1996                     12,425       $   (68)      $ 3,638       $ 3,570

           See Accompanying Notes to Consolidated Financial Statements

d)                    ANGELES OPPORTUNITY PROPERTIES, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                               Three Months Ended
                                                                   March 31,
                                                                1995        1995
Cash flows from operating activities:
   Net income                                                 $   21     $   564
   Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
      Depreciation                                                65          74
      Amortization of discounts, loan costs and
       leasing commissions                                         8          14
      Gain on sale of investment property                         --        (492)
      Bad debt expense                                            --           9
      Casualty gain                                               --          (3)
   Change in accounts:
      Restricted cash                                             --           8
      Accounts receivable                                         --         (12)
      Escrows for taxes                                          136         134
      Other assets                                                 5           6
      Accounts payable                                          (141)         (8)
      Tenant security deposit liabilities                         --           1
      Accrued taxes                                             (147)       (140)
      Other liabilities                                           (7)        (66)

       Net cash (used in) provided by operating activities       (60)         89

Cash flows from investing activities:
   Property improvements and replacements                        (32)        (16)
   Proceeds from sale of investment property                      --       1,312
   Deposits to restricted escrows                                (11)        (11)
   Withdrawals from restricted escrows                           154           2

       Net cash provided by investing activities                 111       1,287

Cash flows used in financing activities:
   Payments on mortgage notes payable                            (32)        (29)

Net increase in cash                                              19       1,347

Cash at beginning of period                                    1,080       1,102

Cash at end of period                                        $ 1,099     $ 2,449

Supplemental disclosure of cash flow information:
   Cash paid for interest                                    $   102     $   105

           See Accompanying Notes to Consolidated Financial Statements


e)                    ANGELES OPPORTUNITY PROPERTIES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in Angeles Opportunity Properties, Ltd.'s (the "Partnership") annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Note Receivable

The Partnership's assets included a note receivable ("Note") of $1,850,000 from Rolling Greens Communities, Ltd. ("Borrower") collateralized by a first trust deed on undeveloped commercial and mobile home park land adjacent to Rolling Green Communities ("Rolling Greens"). The note required interest only payments computed at a 12.5% rate per annum with a maturity date of June 1997. The Note was in default due to non-payment and had been written down in prior years to $1,070,000, which is the estimated value of the collateral less the estimated cost to dispose of such collateral.

During 1992, a refinancing of the first mortgage secured by Rolling Greens was consummated. As a concession to the new first mortgage holder, Angeles Corporation ("Angeles"), a former affiliate of the General Partner and/or its affiliates, released or caused to be released a lien on the developed portion of the mobile home park, retaining a lien upon undeveloped commercial and park zoned land as security for the Note. The Partnership was informed and believes that the release of the lien was without consideration to the Partnership.

Proceeds from the refinanced first mortgage and an additional $450,000 that the Partnership advanced to the Borrower in 1992 under this Note included in the note amount of $1,850,000 were used by the Borrower to pay off: (i) third trust deed financing that had been provided by Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, and (ii) unsecured advances payable to Angeles. Subsequent to the refinancing of the first mortgage discussed above, the developed portion of Rolling Greens was sold to a third party and a note receivable was received by the Partnership as consideration. AMIT continues to have loans outstanding to the Partnership that owns the interest in the Borrower.


Note B - Note Receivable (continued)

On April 29, 1994, the Partnership, the Borrower and AMIT entered into an agreement as to the distribution of the sales proceeds generated by the sale of certain real estate owned by the Borrower. On August 29, 1994, the Partnership received $1,061,440 in proceeds as a partial settlement from the above described Note.

During the first quarter of 1995, the Partnership initiated foreclosure proceedings under the terms of the Note against the Borrower relating to the remaining security for the Note. At March 31, 1996, these foreclosure proceedings are still in process. The General Partner anticipates that the foreclosure will be consummated in 1996.

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares on November 24, 1992, and March 31, 1995, MAE GP has declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT.
MAE GP may choose to vote these shares as it deems appropriate in the future.
In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc., which provides property management and partnership administration services to the Partnership, owns 63,200 Class A Shares of AMIT. These Class A Shares entitle LAC to vote approximately 1.5% of the total shares.

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


Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid to the General Partner and affiliates during the first three months of 1996 and 1995:


                                             1996           1995
                                               (in thousands)

 Property management fees                    $26            $28

 Reimbursement for services of
    affiliates                                40             35

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1996 and 1995:


                                            Average Occupancy

 Property                                   1996         1995

 Lake Meadows Apartments                    93%          94%
    Garland, Texas

 Lakewood Apartments (1)                    89%          96%
    Houston, Texas


(1) The occupancy at Lakewood Apartments decreased due to increased competition from new apartment complexes and due to decreased traffic, caused by highway construction, which restricts access to the property.

The Partnership generated $21,000 in net income for the three months ended March 31, 1996, as compared to $564,000 in net income for the three months ended March 31, 1995. The decreased net income can primarily be attributed to the $492,000 gain recognized on the sale of one of the buildings at Oquendo Warehouse during the first three months of 1995 (See discussion below).

Overall, total revenues and total expenses decreased during the first three months of 1996, as compared to the first quarter of 1995. The decreases in rental income, other income, operating expense, depreciation expense and property tax expense can all be attributed to the sale of one of the buildings at Oquendo Warehouse during the first three months of 1995. General and administrative expenses decreased primarily due to a decrease in partnership administration cost reimbursements. Maintenance expense increased for the three months ended March 31, 1996, versus the three months ended March 31, 1995, due to increased use of contract labor at Lake Meadows Apartments which is due to the loss one of the property's maintenance employees. The bad debt expense for the three months ended March 31, 1995, is due to the write-off of certain amounts considered uncollectible for past due rent and common area maintenance charges relating to one of the tenants at Oquendo Warehouse.

On January 20, 1995, the Partnership sold one building at Oquendo Warehouse, located at 3550 W. Quail Avenue in Las Vegas, Nevada to the tenant occupying the
building, Czarnowski Display Service, Inc.   Total consideration was $1,325,000
resulting in a gain on sale of the property of $492,000. The General Partner believed that the sale of the property was in the best interest of the Partnership.

On March 27, 1995, Lake Meadows Apartments sustained damage to the roofs of the apartment units due to a severe hailstorm. This casualty was covered by insurance. The roofs were written-off as of March 31, 1995, and a receivable was established for the insurance proceeds. The casualty gain of $3,000 results from the estimated excess proceeds over the book value of the roofs written-off.

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

At March 31, 1996, the Partnership had unrestricted cash of $1,099,000 as compared to $2,449,000 at March 31, 1995. Net cash from operating activities decreased primarily due to the decrease in accounts payable. Net cash provided by investing activities decreased due to the cash proceeds received relating to the sale of the building at Oquendo Warehouse in 1995. This decrease was partially offset by increased withdrawals from the restricted escrow to fund exterior siding repair and exterior painting at Lakewood Apartments. Net cash used in financing activities increased only slightly due to increased principal payments as the mortgage nears maturity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $4,317,000, net of discount, is amortized over 10 years and 37 years with maturity dates of October 2003 and March 2008, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves. There were no cash distributions during the first three months of 1996.


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

   b)  Reports on Form 8-K:

       None filed during the three months ended March 31, 1996.


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



                                       ANGELES OPPORTUNITY PROPERTIES, LTD.

                                       By:     Angeles Realty Corporation II
                                               General Partner



                                       By:     /s/Carroll D. Vinson
                                               Carroll D. Vinson
                                               President



                                       By:     /s/Robert D. Long, Jr.
                                               Robert D. Long, Jr.
                                               Vice President/CAO


                                       Date:   May 8, 1996