Form 10QSB
period 1996-06-30
ANGELES OPPORTUNITY PROPERTIES LTD
filed 1996-08-08
CIK 789282

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


                  For the quarterly period ended June 30, 1996


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

                                  June 30, 1996

 Assets
      Cash and cash equivalents:
      Unrestricted                                                   $   761
      Restricted--tenant security deposits                                41
   Accounts receivable                                                     4
   Escrow for taxes                                                      115
   Restricted escrows                                                    119
   Other assets                                                          206
   Investment in joint venture                                           789
   Investment properties:
      Land                                             $  956
      Buildings and related personal property           7,054
                                                        8,010
      Less accumulated depreciation                    (1,486)         6,524
                                                                     $ 8,559

   Liabilities and Partners' Capital

   Liabilities
      Accounts payable                                               $    28
      Tenant security deposits                                            41
      Accrued taxes                                                      103
      Other liabilities                                                   76
      Mortgage notes payable                                           4,285

   Partners' (Deficit) Capital
      General partner                                 $   (63)
      Limited partners (12,425 units issued
         and outstanding)                               4,089          4,026
                                                                     $ 8,559

           See Accompanying Notes to Consolidated Financial Statements

b)                    ANGELES OPPORTUNITY PROPERTIES, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                         Three Months Ended          Six Months Ended
                                              June 30,                   June 30,
                                          1996         1995         1996         1995
 Revenues:
    Rental income                      $   516       $   530      $ 1,009      $ 1,117
    Other income                            26            32           54           66
       Total revenues                      542           562        1,063        1,183

 Expenses:
    Operating                              181           181          360          385
    General and administrative              53            68           92          128
    Maintenance                            116            59          172          107
    Depreciation                            65            67          130          141
    Interest                               108           112          218          224
    Bad debt recovery                     (789)           --         (789)          --
    Property taxes                          53            45          104          100
       Total expenses                     (213)          532          287        1,085

 Income before equity in income
    of joint venture, gain on sale
    of investment property and
    casualty gain                          755            30          776           98

 Equity in income of joint venture           1            --            1           --

 Gain on sale of investment property        --           466           --          958

 Casualty gain                              --            17           --           21

        Net income                     $   756       $   513      $   777      $ 1,077

 Net income allocated
    to general partner (1%)            $     8       $     5      $     8      $    11
 Net income allocated
    to limited partners (99%)              748           508          769        1,066

        Net income                     $   756       $   513      $   777      $ 1,077

 Net income per limited
    partnership unit                   $ 60.20       $ 40.89      $ 61.89      $ 85.79

           See Accompanying Notes to Consolidated Financial Statements


c)                    ANGELES OPPORTUNITY PROPERTIES, LTD.

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership     General       Limited
                                      Units        Partner      Partners        Total
 Original capital contributions      12,425       $     1        $12,425       $12,426

 Partners' (deficit) capital
    at December 31, 1995             12,425       $   (68)       $ 3,617       $ 3,549

 Distributions to partners               --            (3)          (297)         (300)

 Net income for the six
  months ended June 30, 1996             --             8            769           777

 Partners' (deficit) capital
    at June 30, 1996                 12,425       $   (63)       $ 4,089       $ 4,026

           See Accompanying Notes to Consolidated Financial Statements

d)                    ANGELES OPPORTUNITY PROPERTIES, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                          Six Months Ended
                                                              June 30,
                                                         1996         1995
 Cash flows from operating activities:
    Net income                                         $   777       $ 1,077
    Adjustments to reconcile net income to
       net cash provided by operating activities:
       Equity in income from joint venture                  (1)           --
       Depreciation                                        130           141
       Amortization of discounts, loan costs,
        and leasing commissions                             15            23
       Gain on sale of investment property                  --          (958)
       Casualty gain                                        --           (21)
       Bad debt recovery                                  (789)           --
    Change in accounts:
       Restricted cash                                       1            32
       Accounts receivable                                   1            --
       Escrows for taxes                                   105           108
       Other assets                                        (33)          (16)
       Accounts payable                                   (165)            7
       Tenant security deposit liabilities                  (1)           (3)
       Accrued taxes                                       (95)          (89)
       Other liabilities                                   (13)          (41)

        Net cash (used in) provided by
            operating activities                           (68)          260

 Cash flows from investing activities:
    Property improvements and replacements                 (18)         (160)
    Proceeds from sale of investment property               --         3,393
    Deposits to restricted escrows                         (23)          (22)
    Withdrawals from restricted escrows                    155             2
    Insurance proceeds                                      --            41

        Net cash provided by
            investing activities                           114         3,254

 Cash flows from financing activities:
    Payments on mortgage notes payable                     (65)          (59)
    Distributions to partners                             (300)       (3,500)

        Net cash used in financing activities             (365)       (3,559)

 Net decrease in cash                                     (319)          (45)

 Cash and cash equivalents at beginning of period        1,080         1,102

 Cash and cash equivalents at end of period            $   761       $ 1,057

 Supplemental disclosure of cash flow information:
    Cash paid for interest                             $   204       $   210

           See Accompanying Notes to Consolidated Financial Statements


e)                    ANGELES OPPORTUNITY PROPERTIES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Angeles Opportunity Properties, Ltd.'s (the "Partnership") annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.


Note B - Note Receivable

Until 1993, the Partnership's assets included a note receivable ("Note") of $1,850,000 from Rolling Greens Communities, Ltd. ("Borrower") collateralized by a first trust deed on undeveloped commercial and mobile home park land adjacent to Rolling Green Communities ("Rolling Greens"). The note required interest only payments computed at a 12.5% rate per annum with a maturity date of June 1997. The note was in default due to nonpayment and had been written down in 1993 to $1,070,000, which is the estimated value of the collateral less the estimated cost to dispose of such collateral.

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

During the first quarter of 1995, the Partnership and an affiliate of AMIT initiated foreclosure proceedings under the terms of the Note, against the Borrower, relating to the remaining security for the Note. On June 6, 1996, the collateralized property was foreclosed upon and the Partnership and AMIT became joint owners of an approximately 8,000 square foot retail strip shopping center and over 150 acres of land with 42.82% and 57.18% ownership, respectively (see "Note D" for further information).

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares on November 24, 1992, and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT.
MAE GP may choose to vote these shares as it deems appropriate in the future.
In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc., which provides property management and partnership administration services to the Partnership, owns 63,200 Class A Shares of AMIT. These Class A Shares entitle LAC to vote approximately 1.5% of the total shares.

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


Note B - Note Receivable - (continued)

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

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates during the six months ended June 30, 1996 and 1995:


                                                   1996          1995
                                                     (in thousands)

    Property management fees                        $52          $55
    Reimbursement for services of affiliates         67           78


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


Note D - Investment in Joint Venture

The Partnership has a 42.82% interest in a property owned jointly by the Partnership and an affiliate of AMIT ("Joint Venture") effective June 6, 1996. The Partnership accounts for its investment in this property using the equity method of accounting.

The balance sheet of the Joint Venture is summarized as follows:

                                                   June 30, 1996
                                                   (in thousands)

      Assets
      Cash                                             $     1
      Other assets                                          91
      Investment properties, net                         1,764
         Total                                         $ 1,856

      Liabilities and Partners' Capital
      Other liabilities                                $    15
      Partners' capital                                  1,841
         Total                                         $ 1,856

The statements of operations of the Joint Venture are summarized as follows:


                                    Six Months Ended
                                        June 30,
                                          1996
                                     (in thousands)

       Revenue                           $   4
       Costs and expenses                   (2)
          Net income                     $   2


The Partnership's equity interest in income of the Joint Venture for the six months ended June 30, 1996, was $1,000.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1996 and 1995:


                                                       Average
                                                      Occupancy
 Property                                         1996         1995

 Lake Meadows Apartments
    Garland, Texas                                 94%         94%

 Lakewood Apartments
    Tomball, Texas                                 92%         96%


For the three and six months ended June 30, 1996, the Partnership generated net income of $756,000 and $777,000, respectively, as compared to net income for the three and six months ended June 30, 1995, of $513,000 and $1,077,000, respectively. The decrease in net income for the first six months of 1996 versus the first six months of 1995 can be attributed to the $958,000 gain recognized on the sale of Oquendo Warehouse during 1995 (See discussion below). However, net income for the three and six months ended June 30, 1996, increased due to the $789,000 bad debt recovery recorded by the Partnership as a result of the foreclosure of the property owned by Rolling Greens Communities, Ltd. (see discussion at "Note B" and "Note D" for further detail).

The decrease in rental income, operating expense and depreciation expense for the first six months of 1996, versus the first six months of 1995, can be attributed to the sale of Oquendo Warehouse (See discussion below). General and administrative expenses decreased primarily due to decreased partnership accounting, investor relations, and asset management cost reimbursements. The increase in maintenance expense can be attributed to increases in contract repairs at Lake Meadows Apartments due to this property being without a maintenance technician for part of the year. The increase in maintenance expense can also be attributed to exterior painting at the Lakewood Apartments property in order to enhance the appearance of the property.

On January 20, 1995, the Partnership sold one building at Oquendo Warehouse, located at 3550 W. Quail Avenue in Las Vegas, Nevada, to the tenant occupying the building, Czarnowski Display Service, Inc. Total consideration was $1,325,000 resulting in a gain on sale of the property of $492,000. On May 5, 1995, the Partnership sold the remaining two buildings at Oquendo Warehouse, located at 3655 W. Quail and 3600 W. Oquendo in Las Vegas, Nevada, to an unrelated third party. Total consideration was $2,250,000 resulting in a gain on the sale of the property of $466,000. Due to the above transactions, a total gain on sale of the property of $958,000 was realized for the six months ended
June 30, 1995.   The General Partner believed that the sale of the property was in the best interest of the Partnership.

On March 27, 1995, Lake Meadows Apartments sustained damage to the roofs of the apartment units due to a severe hailstorm. This casualty was covered by insurance. The casualty gain of $21,000 resulted from the excess insurance proceeds over the book value of the roofs written-off.

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

At June 30, 1996, the Partnership had unrestricted cash of $761,000 as compared to $1,057,000 at June 30, 1995. Net cash provided by operating activities decreased primarily due to the decreased net income for the six months ended June 30, 1996, versus the six months ended June 30, 1995, and due to the pay-down of accounts payable for fixed asset additions from 1995. Net cash provided by investing activities decreased due to the cash proceeds received relating to the sale of Oquendo Warehouse during the first six months of 1995. Also, net cash used in financing activities decreased due to the decreased cash distribution to partners from 1995 to 1996.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $4,285,000, net of discount, is amortized over 10 years and 37 years with maturity dates of October 2003 and March 2008, at which time the properties will either be refinanced or sold. Total cash distributed was $3,500,000 for the six months ended June 30, 1995. Total cash distributed was $300,000 for the six months ended June 30, 1996. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves.

The General Partner is currently negotiating a refinance of the mortgage secured by Lakewood Apartments in an effort to obtain a lower interest rate. However, the General Partner can give no assurances that a refinance will be successful.


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

   b)   Reports on Form 8-K:

        None filed during the quarter ended June 30, 1996.


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


                                    Date: August 8, 1996