Form 10QSB
period 1996-09-30
ANGELES OPPORTUNITY PROPERTIES LTD
filed 1996-11-05
CIK 789282

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                       QUARTERLY OR TRANSITIONAL REPORT

                 (As last amended by 34-32231, eff. 6/3/93.)

                   U.S. Securities and Exchange Commission
                           Washington, D.C.  20549


                                 FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended September 30, 1996


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


                                 (864) 239-1000
                          Issuer's telephone number


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

                                 September 30, 1996

Assets
 Cash and cash equivalents:
  Unrestricted                                                     $     813
  Restricted--tenant security deposits                                    38
 Accounts receivable                                                       6
 Escrow for taxes                                                        179
 Restricted escrows                                                       82
 Other assets                                                            195
 Investment in joint venture                                             538
 Investment properties:
  Land                                              $     956
  Buildings and related personal property               7,097
                                                        8,053
    Less accumulated depreciation                      (1,557)         6,496
                                                                   $   8,347
Liabilities and Partners' Capital (Deficit)

Liabilities
 Accounts payable                                                  $      26
 Tenant security deposits                                                 38
 Accrued taxes                                                           155
 Other liabilities                                                       103
 Mortgage notes payable                                                4,253

Partners' Capital (Deficit):
 General partner's                                  $     (69)
 Limited partners' (12,425 units issued                 3,841          3,772
   and outstanding)                                                $   8,347


            See Accompanying Notes to Consolidated Financial Statements


b)                         ANGELES OPPORTUNITY PROPERTIES, LTD.

                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)
                             (in thousands, except unit data)

                                           Three Months Ended       Nine Months Ended
                                             September 30,           September 30,
                                          1996         1995         1996         1995
Revenues:
 Rental income                        $     542    $     486    $   1,551    $   1,603
 Other income                                30           31           84           97
 Gain on sale of investment property         --           --           --          958
 Casualty gain                               --            5           --           26
   Total revenues                           572          522        1,635        2,684

Expenses:
 Operating                                  177          204          537          589
 General and administrative                  52           43          144          171
 Maintenance                                113           35          285          142
 Depreciation                                71           63          201          204
 Interest                                   108          111          326          335
 Bad debt expense (recovery)                 --            9         (789)           9
 Property taxes                              51           54          155          154
   Total expenses                           572          519          859        1,604

Income before equity in
 loss of joint venture                       --            3          776        1,080

Equity in loss of joint venture            (251)          --         (250)          --

   Net (loss) income                  $    (251)   $       3    $     526    $   1,080

Net (loss) income allocated
 to general partner (1%)              $      (3)   $      --    $       5    $      11
Net (loss) income allocated
 to limited partners (99%)                 (248)           3          521        1,069

   Net (loss) income                  $    (251)   $       3    $     526    $   1,080

Net (loss) income per limited
 partnership unit                     $  (19.96)   $     .24    $   41.93    $   86.04

               See Accompanying Notes to Consolidated Financial Statements

c)                         ANGELES OPPORTUNITY PROPERTIES, LTD.

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                       (Unaudited)
                             (in thousands, except unit data)

                                    Limited
                                  Partnership    General      Limited
                                      Units      Partner     Partners       Total
Original capital contributions      12,425      $     1      $12,425      $12,426

Partners' (deficit) capital
  at December 31, 1995              12,425      $   (68)     $ 3,617      $ 3,549

Distributions to partners               --           (6)        (297)        (303)

Net income for the nine months
  ended September 30, 1996              --            5          521          526

Partners' (deficit) capital at
  September 30, 1996                12,425      $   (69)     $ 3,841      $ 3,772

               See Accompanying Notes to Consolidated Financial Statements

d)                ANGELES OPPORTUNITY PROPERTIES, LTD.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                              (in thousands)

                                                           Nine Months Ended
                                                             September 30,
                                                           1996         1995
Cash flows from operating activities:
  Net income                                            $    526     $  1,080
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Equity in loss of joint venture                          250           --
    Depreciation                                             201          204
    Amortization of discounts, loan costs,
      and leasing commissions                                 23           30
    Gain on sale of investment property                       --         (958)
    Casualty gain                                             --          (26)
    Bad debt (recovery) expense                             (789)           9
    Change in accounts:
      Restricted cash                                          5           35
      Accounts receivable                                     (1)          11
      Escrows for taxes                                       41           51
      Other assets                                           (30)         (10)
      Accounts payable                                        (4)          (1)
      Tenant security deposit liabilities                     (5)          (6)
      Accrued taxes                                          (43)         (39)
      Other liabilities                                       14          (25)

        Net cash provided by operating activities            188          355

Cash flows from investing activities:
  Property improvements and replacements                    (223)        (238)
  Proceeds from sale of investment property                   --        3,393
  Deposits to restricted escrows                             (34)         (33)
  Withdrawals from restricted escrows                        203            4
  Insurance proceeds                                          --           88

        Net cash (used in) provided by
         investing activities                                (54)       3,214

Cash flows from financing activities:
  Payments on mortgage notes payable                         (98)         (89)
  Distributions to partners                                 (303)      (3,500)

        Net cash used in financing activities               (401)      (3,589)

Net decrease in cash                                        (267)         (20)

Cash and cash equivalents at beginning of period           1,080        1,101

Cash and cash equivalents at end of period              $    813     $  1,081

Supplemental disclosure of cash flow information:
  Cash paid for interest                                $    304     $    313

           See Accompanying Notes to Consolidated Financial Statements

e)                   ANGELES OPPORTUNITY PROPERTIES, LTD.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Angeles Opportunity Properties, Ltd. (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates during the nine months ended September 30, 1996 and 1995:

                                                   1996          1995
                                                     (in thousands)

  Property management fees                     $     80     $      82
  Reimbursement for services of affiliates          112           106

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

NOTE C - INVESTMENT IN JOINT VENTURE

The Partnership has a 42.82% interest in a property owned jointly by the Partnership and an affiliate of Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust (the "Joint Venture"). The Joint Venture is the result of the June 6, 1996, foreclosure of an approximate 8,000 square foot retail strip shopping center and over 150 acres of undeveloped land. Prior to the foreclosure, the Partnership and an affiliate of AMIT held a note receivable collateralized by the foreclosed property.

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares on November 24, 1992, and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT.
MAE GP may choose to vote these shares as it deems appropriate in the future.
In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc., which provides property management and partnership administration services to the Partnership, currently owns 87,700 Class A Shares of AMIT. These Class A Shares entitle LAC to vote approximately 2% of the total shares. The number of Class A Shares of AMIT owned by LAC increased from 63,200 shares on September 30, 1996 to 87,700 shares as of October 22, 1996. The voting percentage also increased from 1.5% to 2% over the same period.

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

Simultaneously with the execution of the option, MAE GP executed an irrevocable proxy in favor of AMIT the result of which is MAE GP will be able to vote the Class B shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. On those matters, MAE GP granted to the AMIT trustees, in their capacity as trustees of AMIT, proxies with regard to the Class B shares instructing such trustees to vote said Class B shares in accordance with the vote of the majority of the Class A shares voting to be determined without consideration of the votes of "Excess Class A Shares" as defined in Section 6.13 of the Declaration of Trust of AMIT.

The balance sheet of the Joint Venture is summarized as follows:

                                                   September 30,
                                                       1996
                                                  (in thousands)
     Assets
     Cash                                         $       95
     Other assets                                          1
     Investment properties, net                        1,177
       Total                                      $    1,273

     Liabilities and Partners' Capital
     Other liabilities                            $       16
     Partners' capital                                 1,257
       Total                                      $    1,273

The statement of operations of the Joint Venture is summarized as follows:

                                                  Nine Months Ended
                                                    September 30,
                                                        1996
                                                   (in thousands)

      Revenue                                         $     10
      Costs and expenses                                   (11)
      Valuation allowance
        of investment property                            (582)
        Net loss                                      $   (583)

During the third quarter, the Joint Venture property was reduced by approximately $582,000 to its fair market value. The valuation allowance is the result of an appraisal received on the Joint Venture property. The Partnership's share of the valuation allowance recorded on the Joint Venture property was approximately $250,000. The Partnership's equity interest in loss of the Joint Venture for the period ended September 30, 1996, was approximately $250,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1996 and 1995:

                                                       Average
                                                      Occupancy
Property                                          1996         1995

Lake Meadows Apartments
  Garland, Texas                                   95%         94%

Lakewood Apartments
  Tomball, Texas                                   93%         97%


The General Partner attributes the decrease in occupancy at Lakewood Apartments to highway construction in front of the property during 1996. The construction made it difficult to attract new tenants to the property.

The Partnership's net income for the nine months ended September 30, 1996, was approximately $526,000 compared to net income of approximately $1,080,000 for the corresponding period of 1995. The Partnership incurred a net loss for the three months ended September 30, 1996, of approximately $251,000 compared to net income of approximately $3,000 for the three months ended September 30, 1995. The decrease in net income for the nine month period is primarily due the Partnership recording a gain of approximately $958,000 on the sale of Oquendo Warehouse during 1995 (see discussion below). Partially offsetting the gain on sale in 1995 was a $789,000 bad debt recovery in 1996, as the Partnership foreclosed on property previously collateralized by a note receivable (see discussion in "Note C" for further detail).

Also contributing to the decrease in net income for the three and nine month periods ended September 30, 1996, was an increase in maintenance expense and the Partnership's share of the Joint Venture loss. The increase in maintenance expense is primarily due to an exterior rehabilitation project at Lakewood in 1996, including painting and parking lot repairs. Maintenance expense also increased at Lake Meadows primarily due to exterior painting and gutter repairs. The Partnership's share of the Joint Venture loss increased during the three months ended September 30, 1996, due to the valuation allowance of the Joint Venture to its fair market value (see discussion in "Note C" for further detail). Partially offsetting the decrease in net income for the nine months ended September 30, 1996, was a decrease in general and administrative expenses primarily due to a decrease in expense reimbursements.

On January 20, 1995, the Partnership sold one building at Oquendo Warehouse, located at 3550 W. Quail Avenue in Las Vegas, Nevada, to the tenant occupying the building, Czarnowski Display Service, Inc. Total consideration was $1,325,000 resulting in a gain on sale of the property of $492,000. On May 5, 1995, the Partnership sold the remaining two buildings at Oquendo Warehouse, located at 3655 W. Quail and 3600 W. Oquendo in Las Vegas, Nevada, to an unrelated third party. Total consideration was $2,250,000 resulting in a gain on the sale of the property of $466,000. Due to the above transactions, a total gain on sale of the property of $958,000 was realized for the nine months ended September 30, 1995. The General Partner believed that the sale of the property was in the best interest of the Partnership.

On March 27, 1995, Lake Meadows Apartments sustained damage to the roofs of the apartment units due to a severe hailstorm. This casualty was covered by insurance. The casualty gain of $26,000 resulted from the excess insurance proceeds over the book value of the roofs written-off.

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

At September 30, 1996, the Partnership had unrestricted cash of $813,000 compared to $1,081,000 at September 30, 1995. Net cash provided by operating activities decreased primarily due to the increase in maintenance expense for the nine months ended September 30, 1996, versus the nine months ended September 30, 1995. Net cash provided by investing activities decreased due to the cash proceeds received relating to the sale of Oquendo Warehouse during the first nine months of 1995. Net cash used in financing activities decreased due to decreased cash distributions to partners from 1995 to 1996.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $4,253,000, net of discount, is amortized over 10 years and 37 years with maturity dates of October 2003 and March 2008, at which time the properties will either be refinanced or sold. Total cash distributed was $3,500,000 for the nine months ended September 30, 1995. Total cash distributed was $303,000 for the nine months ended September 30, 1996. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves.

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

  b)    Reports on Form 8-K:

        None filed during the quarter ended September 30, 1996.



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

                             Date:  November 5, 1996