Form 10KSB
period 1996-12-31
ANGELES OPPORTUNITY PROPERTIES LTD
filed 1997-03-18
CIK 789282

FORM 10-KSB.-ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(d)
                   (As last amended by 34-31905, eff. 4/26/93)
                                  FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                    For the fiscal year ended December 31, 1996

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the transition period from________to_________

                           Commission file number 0-16116

                        ANGELES OPPORTUNITY PROPERTIES, LTD.
                   (Name of small business issuer in its charter)

              California
    (State or other jurisdiction of                              95-4052473
     incorporation or organization)                         (I.R.S. Employer
                                                            Identification No.)
      One Insignia Financial Plaza
            P.O. Box 1089
      Greenville, South Carolina                                  29602
(Address of principal executive offices)                        (Zip Code)

                     Issuer's telephone number   (864) 239-1000

           Securities registered under Section 12(b) of the Exchange Act:
                                        None

           Securities registered under Section 12(g) of the Exchange Act:

                       Units of Limited Partnership Interest
                                  (Title of class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No []

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    State issuer's revenues for its most recent fiscal year. $2,747,000

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. Market value information for Registrant's Partnership Interests is not available. Should a trading market develop for these Interests, it is the General Partner's belief that such trading would not exceed $25,000,000.

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

  The Partnership, through its public offering of Limited Partnership units, sold 12,425 units aggregating $12,425,000. The General Partner contributed capital in the amount of $1,000 for a 1% interest in the Partnership. The Partnership was formed for the purpose of acquiring fee interests in various types of real property. The Partnership presently owns two investment properties and a 42.82% ownership interest in a joint venture property. The General Partner of the Partnership intends to maximize the operating results and, ultimately, the net realizable value of each of the Partnership's properties in order to achieve the best possible return for the investors. Such results may best be achieved through property sales, refinancings, debt restructurings or relinquishment of the assets. The Partnership intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets.

  The Partnership has no full time employees. The General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited Partners have no right to participate in the management or conduct of such business and affairs. Insignia Residential Group, L.P. provides day-to-day management services for the Partnership's investment properties.

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

ITEM 2. Description of Properties:

The following table sets forth the Partnership's investments in properties:

                          Date of
        Property         Purchase       Type of Ownership             Use
Lake Meadows Apartments   3/31/88  Fee ownership subject to a   Residential Rental
                                   first and second mortgage    96 units

Lakewood Apartments      11/01/89  Fee ownership subject to     Residential Rental
                                   a first mortgage             256 units

  The Partnership sold one building at Oquendo Warehouses on January 20, 1995, to the tenant occupying the building. The Partnership sold the two remaining buildings at Oquendo Warehouse on May 5, 1995 (See "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details).

Schedule of Properties (in thousands):


                         Gross
                        Carrying     Accumulated                       Federal
      Property           Value      Depreciation     Rate    Method   Tax Basis

Lake Meadows Apts.     $ 2,297       $    518     5-40 yrs    S/L   $   1,818
Lakewood Apts.           5,775          1,109     5-40 yrs    S/L       5,331

                       $ 8,072       $  1,627                       $   7,149


  See "Note A" of the financial statements included in "Item 7" for a description of the Partnership's depreciation policy.

Schedule of Mortgages (in thousands):

                          Principal                                     Principal
                         Balance At     Stated                           Balance
                        December 31,   Interest   Period    Maturity     Due At
       Property             1996         Rate    Amortized    Date      Maturity
Lake Meadows Apts.
 1st mortgage            $  1,672       7.83%       (1)     10/2003   $   1,489
 2nd mortgage                  54       7.83%       (2)     10/2003          54
Lakewood Apartments
 1st mortgage               3,750       7.33%       (2)     11/2003       3,750
                            5,476
Unamortized discount          (26)
 Total                   $  5,450                                     $   5,293


(1) The principal balance is being amortized over 343 months with a balloon payment due October 15, 2003.

(2)  Interest only payments.


Schedule of Rental Rates and Occupancy:


                                 Average Annual                  Average
                                  Rental Rates                  Occupancy
Property                        1996          1995          1996          1995
Lake Meadows Apartments     $6,573/unit  $6,357/unit        96%           93%
Lakewood Apartments          6,208/unit   5,943/unit        94%           95%

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

Real estate taxes (in thousands) and rates in 1996 for each property were:


                                   1996         1996
                                  Billing       Rate

Lake Meadows Apartments           $  54         2.54
Lakewood Apartments                 151         2.92


ITEM 3.  Legal Proceedings

     The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     The Unit holders of the Registrant did not vote on any matter during the fourth quarter of the fiscal year covered by this report.


                                   PART II

ITEM 5. Market for the Partnership's Common Equity and Related Security Holder Matters

     The Partnership, a publicly-held limited partnership, sold 12,425 Limited Partnership Units during its offering period through June 25, 1988, and currently has 1,780 Limited Partners of record. There is no intention to sell additional Limited Partnership Units nor is there an established market for these Units.

     Cash distributions to the limited partners have been declared and paid during the two years ended December 31, 1996 and 1995 as follows:


           Declaration Date               Amount Per Unit

           May 15, 1996                   $    23.90
           May 26, 1995                       278.87


    The Partnership expects that cash distributions will continue to be paid in the future to the extent that they are supportable by cash from operations.

ITEM 6.  Management's Discussion and Analysis or Plan of Operation

    This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

  The Partnership realized net income for the year ended December 31, 1996 of approximately $396,000 versus approximately $1,067,000 for the year ended December 31, 1995. The decrease in net income can be attributed to the Partnership recording a gain of approximately $958,000 on the sale of Oquendo Warehouse during 1995. In addition, during the year ended December 31, 1996, the Partnership realized an extraordinary loss of $139,000, as a result of the refinancing of Lakewood Apartments. The decrease in net income was partially offset by a $539,000 bad debt recovery in 1996, as the Partnership foreclosed on property previously collateralized by a note receivable (see discussion in "Item
7. Financial Statements, Note E" for further detail).

  Also contributing to the decrease in net income for the year ended December 31, 1996, was an increase in maintenance expense. The increase in maintenance expense is primarily due to an exterior rehabilitation project at Lakewood in 1996, including painting and parking lot repairs. Maintenance expense also increased at Lake Meadows primarily due to exterior painting and gutter repairs. Partially offsetting the decrease in net income was a decrease in general and administrative expenses primarily due to a decrease in expense reimbursements.

  Included in operating expense is approximately $180,000 of major repairs and maintenance comprised of exterior painting, parking lot repairs, and other exterior building repairs for the year ended December 31, 1996.

  On January 20, 1995, the Partnership sold one building at Oquendo Warehouse, located at 3550 W. Quail Avenue in Las Vegas, Nevada to the tenant occupying the building, Czarnowski Display Service, Inc. Total consideration was $1,325,000 resulting in a gain on sale of the property of approximately $492,000. On May 5, 1995, the Partnership sold the remaining two buildings at Oquendo Warehouse, located at 3655 W. Quail and 3600 W. Oquendo in Las Vegas, Nevada, to an unrelated third party. Total consideration was $2,250,000 resulting in a gain on the sale of the property of approximately $466,000. Due to the above transactions, a total gain on sale of the property of approximately $958,000 was realized in 1995. The General Partner believed that the sale of the property was in the best interest of the Partnership.

  On March 27, 1995, Lake Meadows Apartments sustained damage to the roofs of the apartment units due to a severe hailstorm. This casualty was covered by insurance. Due to the receipt of additional insurance proceeds over the book value of the roofs written off, a casualty gain of approximately $44,000 was recorded.

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

Capital Resources and Liquidity

At December 31, 1996, the Partnership had unrestricted cash of approximately $1,836,000 as compared to approximately $1,080,000 at December 31, 1995. Net cash provided by operating activities decreased for the year ended December 31, 1996, as compared to the year ended December 31, 1995, primarily due to a decrease in accrued taxes due to the payment of a portion of Lakewood's taxes at the time of the property's refinancing. Net cash provided by investing activities decreased due to the cash proceeds received relating to the sale of Oquendo Warehouse during the year ended December 31, 1995. Net cash provided by financing activities increased due to decreased distributions to partners in 1996. Also contributing to the increase were net proceeds received from the refinancing of Lakewood in 1996.

Until 1993, the Partnership's assets included a note receivable ("Note") of $1,850,000 from Rolling Greens Communities, Ltd. ("Borrower") collateralized by a first trust deed on undeveloped commercial and mobile home park land adjacent to Rolling Greens Communities ("Rolling Greens"). The note required interest only payments computed at a 12.5% rate per annum with a maturity date of June 1997. The note was in default due to nonpayment and had been written down in 1993 to $1,070,000 which was the estimated value of the collateral less the estimated cost to dispose of such collateral.

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

Proceeds from the refinanced first mortgage and an additional $450,000 that the Partnership advanced to the Borrower in 1992 under this Note included in the note amount of $1,850,000 were used by the Borrower to pay off (i) third trust deed financing that had been provided by AMIT, a real estate investment trust, and (ii) unsecured advances payable to Angeles. Subsequent to the refinancing of the first mortgage discussed above, the developed portion of Rolling Greens was sold to a third party and a note receivable was received by the Partnership as consideration.

On April 29, 1994, the Partnership, the Borrower and AMIT entered into an agreement as to the distribution of the sales proceeds generated by the sale of certain real estate owned by the Borrower. On August 29, 1994, the Partnership received approximately $1,061,000 in proceeds as a partial settlement from the above described Note.

During 1995, the Partnership and an affiliate of AMIT initiated foreclosure proceedings under the terms of the Note, against the Borrower, relating to the remaining security for the Note. On June 6, 1996, the collateralized property was foreclosed upon, the Partnership and AMIT became joint owners of an approximately 8,000 square foot retail strip shopping center and over 150 acres of land with 42.82% and 57.18% ownership, respectively (see "Note F" for further information). The Partnership recorded a bad debt recovery of approximately $539,000, which was its proportionate share of the fair value of the property foreclosed. A purchase agreement has been executed for the sale of these properties, with the closing expected to occur in March 1997. The sales price approximates the net book value of the properties at December 31, 1996. Upon the sale, the Rolling Green Joint Venture will liquidate, distributing the proceeds to the owners.

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 39% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares on November 24, 1992, and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future. Liquidity Assistance, LLC, ("LAC"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc. ("Insignia"), which provides property management and partnership administration services to the Partnership, owns 126,500 Class A Shares of AMIT at December 31, 1996. As of February 1, 1997, the number of shares owned by LAC decreased to 96,800. These Class A Shares entitle LAC to vote approximately 2.2% of the total shares. In addition, Insignia has engaged and continues to engage in discussions with AMIT regarding various potential business combinations with affiliates of Insignia.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $5,450,000 net of discount, is interest only or is being amortized over 343 months with balloon payments due at the maturity dates of October and November 2003, at which time the properties will either be refinanced or sold. Total cash distributed was approximately $3,500,000 for the year ended December 31, 1995, consisting of approximately $3,465,000 to the limited partners and approximately $35,000 to the General Partner. Total cash distributed was approximately $303,000 for the year ended December 31, 1996, consisting of $297,000 to the limited partners and approximately $6,000 to the General Partner. The distribution made in 1995 consisted primarily of cash proceeds from the sale of Oquendo Warehouse. The cash distribution in 1996 was from cash generated by operations. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales, and the availability of cash reserves. The General Partner anticipates that the Partnership will make a distribution during the second quarter of 1997.

Item 7. Financial Statements


ANGELES OPPORTUNITY PROPERTIES, LTD.

LIST OF FINANCIAL STATEMENTS

     Independent Auditors' Report

     Consolidated Balance Sheet - December 31, 1996

     Consolidated Statements of Operations - Years ended December 31, 1996 and
      1995

     Consolidated Statement of Changes in Partners' Capital (Deficit) - Years ended December 31, 1996 and 1995

     Consolidated Statements of Cash Flows - Years ended December 31, 1996 and
      1995

     Notes to Consolidated Financial Statements


              Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Opportunity Properties, Ltd.


We have audited the accompanying consolidated balance sheet of Angeles Opportunity Properties, Ltd. as of December 31, 1996, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Opportunity Properties, Ltd. as of December 31, 1996, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                           /S/ ERNST & YOUNG LLP


Greenville, South Carolina
February 27, 1997



                        ANGELES OPPORTUNITY PROPERTIES, LTD.

                             CONSOLIDATED BALANCE SHEET

                               December 31, 1996
                          (in thousands, except unit data)


Assets
  Cash and cash equivalents:
     Unrestricted                                             $  1,836
     Restricted--tenant security deposits                           37
 Accounts receivable                                                18
 Escrow for taxes                                                   82
 Restricted escrows                                                200
 Other assets                                                      192
 Investment in joint venture (Note F)                              494
 Investment properties (Notes B and G):
     Land                                         $    956
     Buildings and related personal property         7,116
                                                     8,072
     Less accumulated depreciation                  (1,627)      6,445

                                                              $  9,304

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                            $     33
  Tenant security deposits                                          37
  Accrued taxes                                                     87
  Other liabilities                                                 55
  Mortgage notes payable (Notes B and G)                         5,450

Partners' Capital (Deficit):
  General partner's                               $    (70)
  Limited partners' (12,425 units issued
   and outstanding)                                  3,712       3,642
                                                              $  9,304

            See Accompanying Notes to Consolidated Financial Statements



                     ANGELES OPPORTUNITY PROPERTIES, LTD.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except unit data)




                                                     Years Ended December 31,
                                                       1996            1995
Revenues:
  Rental income                                     $  2,089       $   2,105
  Other income                                           119             124
  Bad debt recovery (Note E)                             539              --
  Gain on sale of investment property (Note G)            --             958
  Casualty gain                                           --              44
    Total revenues                                     2,747           3,231

Expenses:
  Operating                                              717             770
  General and administrative                             177             235
  Maintenance                                            362             232
  Depreciation                                           271             268
  Interest                                               435             446
  Property taxes                                         205             204
  Bad debt expense                                        --               9
    Total expenses                                     2,167           2,164

Income before equity in loss of
   joint venture and extraordinary loss                  580           1,067

Equity in loss of joint venture (Note F)                 (45)             --

Income before extraordinary loss                         535           1,067

Extraordinary loss on debt refinancing (Note B)         (139)             --

    Net income                                      $    396       $   1,067

Net income allocated
to general partner (1%)                             $      4       $      11
Net income allocated to
limited partners (99%)                                   392           1,056

Net income                                          $    396       $   1,067


Per limited partnership unit:
  Income before extraordinary item                  $  42.62       $   85.02
  Extraordinary loss                                  (11.07)             --
  Net income                                        $  31.55       $   85.02

            See Accompanying Notes to Consolidated Financial Statements



                           ANGELES OPPORTUNITY PROPERTIES, LTD.

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)


                                  Limited
                                Partnership   General     Limited
                                    Units    Partner's   Partners'    Total

Original capital contributions     12,425   $     1       $ 12,425 $ 12,426

Partners' (deficit) capital
    at December 31, 1994           12,425   $   (44)      $  6,026 $  5,982

Net income for the year
ended December 31, 1995                --        11          1,056    1,067

Distributions to partners              --       (35)        (3,465)  (3,500)

Partners' (deficit) capital at
December 31, 1995                  12,425       (68)         3,617    3,549

Net income for the year
ended December 31, 1996                --         4            392      396

Distributions to partners              --        (6)          (297)    (303)

Partners' (deficit) capital at
December 31, 1996                  12,425   $   (70)      $  3,712 $  3,642

               See Accompanying Notes to Consolidated Financial Statements


                            ANGELES OPPORTUNITY PROPERTIES, LTD.

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (in thousands)


                                                       Years Ended December 31,
                                                             1996        1995
Cash flows from operating activities:
  Net income                                             $    396    $ 1,067
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Equity in loss of joint venture                            45         --
    Depreciation                                              271        268
    Amortization of discounts, loan costs, and leasing
      commissions                                              30         38
    Gain on sale of investment property                        --       (958)
    Casualty gain                                              --        (44)
    Extraordinary loss on debt refinancing                    139         --
    Bad debt (recovery) expense                              (539)         9
    Change in accounts:
       Restricted cash                                          6         37
       Accounts receivable                                    (13)        12
       Escrows for taxes                                      138         (7)
       Other assets                                            (1)        (1)
       Accounts payable                                         3          2
       Tenant security deposit liabilities                     (6)        (9)
       Accrued taxes                                         (111)        10
       Other liabilities                                      (34)       (53)

    Net cash provided by operating activities                 324        371

Cash flows from investing activities:
  Property improvements and replacements                     (243)      (257)
  Proceeds from sale of investment property                    --      3,393
  Deposits to restricted escrows                             (178)       (28)
  Withdrawals from restricted escrows                         229         13
  Insurance proceeds                                           --        106

    Net cash (used in) provided by investing activities      (192)     3,227

Cash flows from financing activities:
Proceeds from long term borrowing                           3,750         --
Payments on mortgage notes payable                         (2,652)      (120)
Costs paid to extinguish debt                                 (51)        --
Loan costs                                                   (120)        --
Distributions to partners                                    (303)    (3,500)

  Net cash provided by (used in) financing activities         624     (3,620)

Net increase (decrease) in cash                               756        (22)

Cash and cash equivalents at beginning of period            1,080      1,102

Cash and cash equivalents at end of period               $  1,836    $ 1,080

Supplemental disclosure of cash flow information:
  Cash paid for interest                                 $    405    $   416
Property improvements and replacements included in
  accounts payable                                       $     --    $   163

                See Accompanying Notes to Consolidated Financial Statements



                     ANGELES OPPORTUNITY PROPERTIES, LTD.

                  Notes to Consolidated Financial Statements

                              December 31, 1996


Note A - Organization and Significant Accounting Policies

Organization:

Angeles Opportunity Properties, Ltd. ("Partnership") is a California limited partnership organized in June 1984 to acquire and operate residential and commercial real estate properties. The Partnership's General Partner is Angeles Realty Corporation II ("ARC II"), an affiliate of Insignia Financial Group, Inc. As of December 31, 1996, the Partnership operates two residential properties located in Texas.

Principles of Consolidation:

The financial statements include all of the accounts of the Partnership and its majority owned partnerships. All significant interpartnership balances have been eliminated. Minority interest is immaterial and is not shown separately in the financial statements.

Joint Venture:

The Partnership accounts for its 42.82% investment in a property owned jointly with an affiliate of Angeles Mortgage Investment Trust ("AMIT") using the equity method of accounting.

Allocations to Partners:

Allocations of Profits and Losses - In accordance with the Partnership Agreement ("the Agreement"), any gain from the sale or other disposition of Partnership assets will be allocated first to the General Partner to the extent of the amount of any Incentive Interest (as defined below) to which the General Partner is entitled. Any gain remaining after said allocation will be allocated to the Limited Partners in proportion to their interests in the Partnership; provided that the gain shall first be allocated to Partners with negative account balances, in proportion to such balances, in an amount equal to the sum of such negative capital account balances. The Partnership will allocate other profits and losses 1% to the General Partner and 99% to the Limited Partners.

For financial reporting purposes, net income (loss) is allocated 1% to the General Partner and 99% to the Limited Partners.

Distributions - Except as discussed below, the Partnership will allocate distributions 1% to the General Partner and 99% to the Limited Partners.

Upon the sale or other disposition, or refinancing of any asset of the Partnership, the Distributable Net Proceeds shall be distributed as follows: (i) First, to the Partners in proportion to their interests until the Limited Partners have received proceeds equal to their Original Capital Investment applicable to the property; (ii) Second, to the Partners until Limited Partners have received distributions from all sources equal to their 6% Cumulative Distribution, (iii) Third, to the General Partner until it has received its cumulative distributions in an amount equal to 3% of the aggregate disposition prices of all real properties, mortgages or other investments sold (Initial Incentive Interest); (iv) Fourth, to the Partners until the Limited Partners have received distributions equal to their 4% (not compounded) Cumulative Distribution, with certain Limited Partners receiving priority distributions ranging from 2% to 6% per annum (not compounded); and (v) Fifth, thereafter, 76% to the Partners in proportion to their interests and 24% to the General Partner (Final Incentive Interest).

Depreciation:

Depreciation is provided by the straight-line method over the estimated lives of the investment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the alternative depreciation system is used for depreciation of (1) real property additions over 40 years, and (2) personal property additions over 6-20 years.

Cash and Cash Equivalents:

Unrestricted Cash: Unrestricted cash includes cash on hand and in banks, demand deposits, money market funds, and certificates of deposit with original maturities less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Restricted Cash - Tenant Security Deposits: The Partnership requires security deposits from all lessees for the duration of the lease and such deposits are considered restricted cash. Deposits are refunded when the tenant vacates the apartment, provided the tenant has not damaged its space and is current on its rental payments.

Investment Properties:

Prior to the fourth quarter of 1995, investment properties were carried at the lower of cost or estimated fair value, which was determined using the higher of the property's non-recourse debt amount, when applicable, or the net operating income of the investment property capitalized at a rate deemed reasonable for the type of property. During the fourth quarter of 1995 the Partnership adopted "FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Loan Costs:

Loan costs of approximately $210,000 are included in "Other assets" in the accompanying balance sheet and are being amortized on a straight-line basis over the lives of the loans. At December 31, 1996, accumulated amortization is approximately $30,000.

Leases:

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to expense as incurred.

Restricted Escrows:

Capital Improvement - In conjunction with the refinancing of Lake Meadows Apartments mortgage note payable in 1993, the Partnership established a "Capital Improvement Escrow" for certain capital improvements. At December 31, 1996, the balance in the account was approximately $29,000. During the fourth quarter of 1996, the Partnership refinanced Lakewood Apartments mortgage note payable (see "Note B"), funding a "Capital Improvement Escrow" in the amount of approximately $126,000, which was the balance at December 31, 1996.

Reserve Account - A general Reserve Account was also established with the refinancing of Lake Meadows Apartments mortgage note payable. These funds were to cover necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership was required to deposit net operating income (as defined in the mortgage note) from the financed property to the reserve account until the reserve account equaled $400 per apartment unit or $38,400. The reserve account was fully funded at December 31, 1996.

Replacement Reserves - The Partnership maintains a replacement reserve with the holder of the mortgage note payable on Lakewood Apartments. These funds are available for the maintenance of the property. The balance at December 31, 1996 was approximately $5,000.

Advertising Costs:

Advertising costs, approximately $56,000 in 1996 and $50,000 in 1995, are charged to expense as incurred and are included in operating expenses.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassification:

Certain reclassifications have been made to the 1995 balances to conform to the 1996 presentation.

Fair Value:

The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership ("Note B").

Note B -  Notes Payable

The principal terms of notes payable are as follows (in thousands):


                        Monthly                        Principal    Principal
                        Payment     Stated              Balance     Balance At
                       Including   Interest  Maturity    Due At    December 31,
Property                Interest     Rate      Date     Maturity       1996

Lake Meadows Apts.
  1st mortgage           $  13      7.83%    10/2003    $ 1,489      $ 1,672
  2nd mortgage (a)          (b)     7.83%    10/2003         54           54
Lakewood Apartments
  1st mortgage (a)          23      7.33%    11/2003      3,750        3,750
                                                                       5,476
Unamortized discount                                                     (26)
  Totals                 $  36                          $ 5,293      $ 5,450



(a)   Interest only payments.
(b)   Monthly payment is less than $1,000.

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

The carrying value of the Partnership's aggregate debt approximates its estimated fair value.

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's rental properties and by pledge of revenues from the respective rental properties. Certain of the notes include prepayment penalties if repaid prior to maturity.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1996, are as follows (in thousands):


                   1997                   $    22
                   1998                        23
                   1999                        25
                   2000                        27
                   2001                        30
                Thereafter                  5,349
                                          $ 5,476

During 1996, the Partnership refinanced the mortgage encumbering Lakewood Apartments. The total mortgage principal indebtedness refinanced was approximately $2,528,000. As a result of the refinancing, the Partnership paid approximately $51,000 in prepayment penalties and wrote off approximately $88,000 in unamortized loan costs, resulting in an extraordinary loss of approximately $139,000. The refinancing replaced the aforementioned indebtedness, which carried an interest rate of 10.38% with a maturity date of March, 2008. The new mortgage indebtedness of $3,750,000 carries an interest rate of 7.33% and has interest only payments until maturity at November, 2003. Total capitalized loan costs incurred for the refinancing was approximately $120,000 and is being amortized over the life of the loan.

NOTE C - INCOME TAXES

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Differences between the net income as reported and Federal taxable income result primarily from (1) depreciation over different methods and lives and on differing cost bases of the properties and (2) change in rental income received in advance. The following is a reconciliation of reported net income and Federal taxable income (in thousands, except unit data):


                                                1996            1995

Net income as reported                    $     396       $   1,067
Add (deduct):
Depreciation differences                         49              40
Unearned income                                 (23)            (48)
Casualty gain                                    --             (44)
Gain on disposition                              --            (142)
Miscellaneous                                    (7)             (6)
Income from Rolling Green                        47              --

Federal taxable income                    $     462       $     867

Federal taxable income per
limited partnership unit                  $   36.78       $   69.08


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

         Net assets as reported                 $  3,642
         Land and buildings                          202
         Accumulated depreciation                    501
         Syndication and distribution costs        1,838
         Other                                        (3)
         Net assets - Federal tax basis         $  6,180


NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the General Partner and its affiliates were incurred in 1996 and 1995 (in thousands):

                                                      1996           1995

Property management fees (included in
 operating expenses)                               $   107        $   108
Reimbursement for services of affiliates,
 including $31,000 of construction services
 reimbursements in 1996 (included in general
 and administrative and operating expenses)            144            145


In addition, during 1996, the Partnership paid approximately $21,000 to affiliates of the General Partner for reimbursement of services related to the Lakewood loan refinancing (see "Note B"). These charges have been capitalized as loan costs, and will be amortized over the life of the loan.

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

See "Note E" for discussion of transactions with AMIT.

Note E - Note Receivable

Until 1993, the Partnership's assets included a note receivable ("Note") of $1,850,000 from Rolling Green Communities, Ltd. ("Borrower") collateralized by a first trust deed on undeveloped commercial and mobile home park land adjacent to Rolling Green Communities ("Rolling Greens"). The note required interest only payments computed at a 12.5% rate per annum with a maturity date of June 1997. The note was in default due to nonpayment and had been written down in 1993 to $1,070,000 which was the estimated value of the collateral less the estimated cost to dispose of such collateral.

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

Proceeds from the refinanced first mortgage and an additional $450,000 that the Partnership advanced to the Borrower in 1992 under this Note included in the note amount of $1,850,000 were used by the Borrower to pay off (i) third trust deed financing that had been provided by AMIT, a real estate investment trust, and (ii) unsecured advances payable to Angeles. Subsequent to the refinancing of the first mortgage discussed above, the developed portion of Rolling Greens was sold to a third party and a note receivable was received by the Partnership as consideration.

On April 29, 1994, the Partnership, the Borrower and AMIT entered into an agreement as to the distribution of the sales proceeds generated by the sale of certain real estate owned by the Borrower. On August 29, 1994, the Partnership received approximately $1,061,000 in proceeds as a partial settlement from the above described Note.

During 1995, the Partnership and an affiliate of AMIT initiated foreclosure proceedings under the terms of the Note, against the Borrower, relating to the remaining security for the Note. On June 6, 1996, the collateralized property was foreclosed upon and the Partnership and AMIT became joint owners of an approximately 8,000 square foot retail strip shopping center and over 150 acres of land with 42.82% and 57.18% ownership, respectively (see "Note F" for further information). The Partnership recorded a bad debt recovery of approximately $539,000, which was its proportionate share of the fair value of the property foreclosed.

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 39% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares on November 24, 1992, and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future. Liquidity Assistance, LLC, ("LAC"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc. ("Insignia"), which provides property management and partnership administration services to the Partnership, owns 126,500 Class A Shares of AMIT at December 31, 1996. As of February 1, 1997, the number of shares owned by LAC decreased to 96,800. These Class A Shares entitle LAC to vote approximately 2.2% of the total shares. In addition, Insignia has engaged and continues to engage in discussions with AMIT regarding various potential business combinations with affiliates of Insignia.

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

NOTE F - INVESTMENT IN JOINT VENTURE

The Partnership has a 42.82% interest in a property owned jointly by the Partnership and an affiliate of AMIT ("Joint Venture") effective June 6, 1996.

The condensed balance sheet of the Joint Venture is summarized as follows:

                                                      December 31, 1996
                                                        (in thousands)
                  Assets
                  Cash                                      $    82
                  Investment properties, net                  1,076
                    Total                                   $ 1,158

                  Liabilities and Partners' Capital
                  Other liabilities                         $     4
                  Partners' capital                           1,154
                     Total                                  $ 1,158

The statements of operations of the Joint Venture are summarized as follows:

                                                          Year Ended
                                                       December 31, 1996
                                                        (in thousands)

                Revenue                                   $     22
                Costs and expenses                             (26)
                Write down of investment properties           (100)
                   Net loss                               $   (104)

The Partnership's equity interest in loss of the Joint Venture for the year ended December 31, 1996, was approximately $45,000. A purchase agreement has been executed for the sale of the investment properties, with the closing expected to occur in March 1997. The sales price approximates the net book value of the properties at December 31, 1996. Upon the sale, the Joint Venture will liquidate, distributing the proceeds to the owners.

NOTE G - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION (IN THOUSANDS)


                                Initial Cost
                                To Partnership
                                               Buildings         Cost
                                              and Related    Capitalized
                                                Personal    Subsequent to
Description      Encumbrances       Land        Property     Acquisition

Lake Meadows      $  1,700 (1)     $  473       $ 1,584       $    240
Lakewood             3,750            483         3,491          1,801
Totals           $   5,450         $  956       $ 5,075       $  2,041

(1) Net of a $26 unamortized discount



             Gross Amount At Which Carried
                At December 31, 1996
                       Buildings
                          And                  Accum-             Deprec-
                        Related                ulated             iable
                        Personal               Deprec-   Date      Life
Description     Land    Property    Total     iation    Acquired   Years

Lake Meadows    $473    $ 1,824    $2,297     $  518   3/31/88      10-40
Lakewood         483      5,292     5,775      1,109  11/01/89      10-40
Totals         $ 956    $ 7,116    $8,072     $1,627


The depreciable lives included above are for the buildings and components. The depreciable lives for related personal property are for 5 to 7 years.

Reconciliation of "Investment Properties and Accumulated Depreciation":


                                                Years Ended December 31,
                                                   1996             1995
Investment Properties

Balance at beginning of year                     $  7,992        $  10,627
Property improvements                                  80              420
Dispositions                                           --           (3,055)

Balance at End of Year                           $  8,072        $   7,992

Accumulated Depreciation

Balance at beginning of year                     $  1,356        $   1,634
Additions charged to expense                          271              268
Dispositions                                           --             (546)

Balance at End of Year                           $  1,627        $   1,356


In 1995, the Partnership sold Oquendo Warehouse, one of its investment properties to unaffiliated parties resulting in a gain to the Partnership of approximately $958,000. Net proceeds of approximately $3,393,000 were distributed to the partners.

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996 and 1995 is approximately $8,274,000 and $8,193,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996 and 1995 is approximately $1,125,000 and $903,000, respectively.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements with Ernst & Young LLP regarding the 1996 or 1995 audits of the Partnership's financial statements.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

  The names of the directors and executive officers of Angeles Realty Corporation II ("ARC II"), the Partnership's General Partner as of December 31, 1996, their age and the nature of all positions with ARC II presently held by them are as follows:

Name                                Age              Position

Carroll D. Vinson                   56               President

Robert D. Long, Jr.                 29               Vice President and Chief
                                                     Accounting Officer

William H. Jarrard, Jr.             50               Vice President

John K. Lines                       37               Secretary

Kelley M. Buechler                  39               Assistant Secretary


Carroll D. Vinson has been President of ARC II and Metropolitan Asset Enhancement, L.P., and subsidiaries since August of 1994. Prior to that, during 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia Financial Group, Inc. ("Insignia") in various capacities including Managing Director-President during 1991. From 1986 to 1990, Mr. Vinson was President and a Director of U.S. Shelter Corporation, a real estate services company, which sold substantially all of its assets to Insignia in December 1990.

Robert D. Long, Jr. is Vice President and Chief Accounting Officer. Prior to joining Metropolitan Asset Enhancement, L.P., and subsidiaries, he was an auditor for the State of Tennessee and was associated with the accounting firm of Harshman Lewis and Associates.

William H. Jarrard, Jr. is the Vice President of the General Partner and has been Managing Director - Partnership Administration of Insignia since January 1991. Mr. Jarrard served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

John K. Lines has been Secretary of the General Partner since August 1, 1994, Insignia's General Counsel since June 1994, and General Counsel and Secretary of Insignia since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation in West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with Banc One Corporation in Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was an attorney with Squire Sanders & Dempsey in Columbus, Ohio.

Kelley M. Buechler is Assistant Secretary of the General Partner and of Insignia. During the five years prior to joining Insignia in 1991, she served in a similar capacity for U.S. Shelter.

ITEM 10.  EXECUTIVE COMPENSATION

  No direct form of compensation or remuneration was paid by the Partnership to any officer or director of ARC II. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, reimbursements and other payments have been made to the Partnership's General Partner and its affiliates, as described in Note D of the Financial Statements included under Item 7, which is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  As of January 1, 1997, no person owned of record more than 5% of Limited Partnership Units of the Partnership nor was any person known by the Partnership to own of record and beneficially, or beneficially only, more than 5% of such securities.

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

  During the years ended December 31, 1996, and December 31, 1995, the transactions that occurred between the Partnership and ARC II and affiliates of ARC II pursuant to the terms of the Agreement are disclosed under "Note D" of the Partnership's Financial Statements included under "Item 7", which is hereby incorporated by reference.


ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits:  See Exhibit Index contained herein.

            (b) No Reports on Form 8-K were filed during the fourth quarter of 1996.



                                  SIGNATURES


  In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         ANGELES OPPORTUNITY PROPERTIES, LTD.
                         (A California Limited Partnership)
                         (Registrant)


                            By: Angeles Realty Corporation  II
                                Its General Partner

                           By:  /s/Carroll D. Vinson
                                President

                          Date:  March 18, 1997

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.


/s/ Carroll D. Vinson         President                      March  18, 1997
Carroll D. Vinson

/s/ Robert D. Long, Jr.       Vice President/CAO             March  18, 1997
Robert D. Long, Jr.

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

10.9 Multifamily Note dated November 1, 1996, between Lakewood AOPL and Lehman Brothers Holdings Inc., a Delaware Corporation, securing Lakewood Apartments.

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