Form 10QSB
period 1997-03-31
ANGELES OPPORTUNITY PROPERTIES LTD
filed 1997-05-07
CIK 789282

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


                For the quarterly period ended March 31, 1997


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

                                   March 31, 1997


Assets
 Cash and cash equivalents:
  Unrestricted                                                     $   1,945
  Restricted--tenant security deposits                                    35
 Accounts receivable                                                       8
 Escrow for taxes                                                         56
 Restricted escrows                                                      217
 Other assets                                                            186
 Investment in joint venture                                             494
 Investment properties:
  Land                                              $     956
  Buildings and related personal property               7,129
                                                        8,085
    Less accumulated depreciation                      (1,695)         6,390
                                                                   $   9,331

Liabilities and Partners' Capital (Deficit)

Liabilities
 Accounts payable                                                  $      24
 Tenant security deposits                                                 35
 Accrued taxes                                                            53
 Other liabilities                                                        55
 Mortgage notes payable                                                5,446

Partners' Capital (Deficit):
 General partner's                                  $     (79)
 Limited partners' (12,425 units issued
   and outstanding)                                     3,797          3,718
                                                                   $   9,331

            See Accompanying Notes to Consolidated Financial Statements

b)                         ANGELES OPPORTUNITY PROPERTIES, LTD.

                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)
                             (in thousands, except unit data)



                                                     Three Months Ended
                                                          March 31,
                                                       1997         1996
Revenues:
 Rental income                                     $     554    $     493
 Other income                                             39           28
   Total revenues                                        593          521

Expenses:
 Operating                                               182          179
 General and administrative                               45           39
 Maintenance                                              50           56
 Depreciation                                             69           65
 Interest                                                110          110
 Property taxes                                           51           51
   Total expenses                                        507          500

Income before equity in income of joint venture           86           21

Equity in income of joint venture                         --           --

   Net income                                      $      86    $      21

Net income allocated to general partner (1%)       $       1    $      --
Net  income allocated to limited partners (99%)           85           21

   Net income                                      $      86    $      21

Net income per limited partnership unit            $    6.84    $    1.69

               See Accompanying Notes to Consolidated Financial Statements

c)                         ANGELES OPPORTUNITY PROPERTIES, LTD.

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                       (Unaudited)
                             (in thousands, except unit data)

                                     Limited
                                   Partnership     General       Limited
                                       Units      Partner's     Partners'        Total
Original capital contributions      12,425        $     1       $12,425       $12,426

Partners' (deficit) capital at
  December 31, 1996                 12,425        $   (70)      $ 3,712       $ 3,642

Distributions to partners               --            (10)           --           (10)

Net income for the three months
  ended March 31, 1997                  --              1            85            86

Partners' (deficit) capital at
  March 31, 1997                    12,425        $   (79)      $ 3,797       $ 3,718

               See Accompanying Notes to Consolidated Financial Statements

d)                           ANGELES OPPORTUNITY PROPERTIES, LTD.

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)
                                         (in thousands)


                                                         Three Months Ended
                                                              March 31,
                                                           1997         1996
Cash flows from operating activities:
  Net income                                            $     86     $     21
  Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities:
    Depreciation                                              69           65
    Amortization of loan costs and discounts                   7            8
    Change in accounts:
      Restricted cash                                          2           --
      Accounts receivable                                     10           --
      Escrows for taxes                                       26          136
      Other assets                                             6            5
      Accounts payable                                        (9)        (141)
      Tenant security deposit liabilities                     (2)          --
      Accrued taxes                                          (34)        (147)
      Other liabilities                                       --           (7)

        Net cash provided by (used in) operating
             activities                                      161          (60)

Cash flows from investing activities:
  Property improvements and replacements                     (13)         (32)
  Deposits to restricted escrows                             (17)         (11)
  Withdrawals from restricted escrows                         --          154

        Net cash (used in) provided by
         investing activities                                (30)         111

Cash flows from financing activities:
  Payments on mortgage notes payable                          (5)         (32)
  Loan costs                                                  (7)          --
  Distributions to partners                                  (10)          --

        Net cash used in financing activities                (22)         (32)

Net increase in cash                                         109           19

Cash and cash equivalents at beginning of period           1,836        1,080

Cash and cash equivalents at end of period              $  1,945     $  1,099

Supplemental disclosure of cash flow information:
  Cash paid for interest                                $    103     $    102

          See Accompanying Notes to Consolidated Financial Statements

                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Angeles Opportunity Properties, Ltd. (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates during the three months ended March 31, 1997 and 1996 (in thousands):



                                                            Three Months Ended
                                                                 March 31,
                                                              1997      1996

Property management fees (included in
  operating expenses)                                       $  28      $  26
Reimbursement for services of affiliates, including
   $15,000 of construction services reimbursements
   for the three months ended March 31, 1996 (included
   in general and administrative and maintenance expenses)     26         40

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

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. The terms of the Class B Shares provide that they are convertible, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed not to convert the Class B Shares so long as AMIT's option is outstanding). These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares, providing MAE GP with approximately 39% of the total voting power of AMIT (unless and until converted to Class A Shares, in which case the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc. ("Insignia"), which provides property management and partnership administration services to the Partnership, owns 96,800 Class A Shares of AMIT at March 31, 1997. These Class A Shares represent approximately 2.2% of the total voting power of AMIT.

As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994 (which is the date of execution of a definitive Settlement Agreement) have been paid in full, but in no event prior to November 9, 1997. In connection with such settlement, AMIT delivered to MAE GP cash in the sum of $250,000 at closing (which occurred April 14, 1995) as payment for the option. If and when the option is exercised, AMIT will be required to remit to MAE GP an additional $94,000.

Simultaneously with the execution of the option and as part of the settlement, MAE GP executed an irrevocable proxy in favor of AMIT, the result of which is that MAE GP is permitted to vote the Class B Shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. On those matters, MAE GP is obligated to deliver to the AMIT trustees, in their capacity as trustees of AMIT, proxies with regard to the Class B Shares instructing such trustees to vote said Class B Shares in accordance with the vote of the majority of the Class A Shares voting to be determined without consideration of the votes of "Excess Class A Shares" (as defined in Section 6.13 of the Declaration of Trust of AMIT).

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and Insignia Properties Trust, an entity owned 98% by Insignia and its affiliates ("IPT"). It is anticipated that the resulting combined entity would be owned approximately 82% by Insignia and its affiliates and 18% by the pre-combination AMIT shareholders (including MAE GP and LAC). The proposed transaction is contingent upon, among other things, satisfactory review of the business, operations, properties and assets of AMIT and IPT, the negotiation and execution of definitive agreements and the approval of the proposed transaction by the trustees and shareholders of each of AMIT and IPT.

The balance sheet of the Joint Venture is summarized as follows (in thousands):


                                                     March 31,
                                                        1997
     Assets
     Cash                                         $       88
     Other assets                                          4
     Investment properties, net                        1,073
       Total                                      $    1,165

     Liabilities and Partners' Capital
     Other liabilities                            $       10
     Partners' capital                                 1,155
       Total                                      $    1,165

The statement of operations of the Joint Venture is summarized as follows (in thousands):

                                                 Three Months Ended
                                                      March 31,
                                                        1997

      Revenue                                      $     12
      Costs and expenses                                (11)
        Net income                                 $      1

The Partnership's equity interest in income of the Joint Venture for the period ended March 31, 1997, was approximately $400. A purchase agreement has been executed for the sale of the joint venture property, with the closing expected to now occur June 15, 1997. The sales price approximates the net book value of the property at March 31, 1997. Upon the sale, the Joint Venture will liquidate, distributing the proceeds to the owners.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1997 and 1996:


                                                       Average
                                                      Occupancy
Property                                          1997         1996

Lake Meadows Apartments
  Garland, Texas                                   97%         93%

Lakewood Apartments
  Tomball, Texas                                   98%         89%

The General Partner attributes the increase in occupancy at the Partnership's properties to exterior rehabilitation projects, including exterior painting, being completed in 1996 and to effective marketing by property management.

The Partnership's net income for the three months ended March 31, 1997, was approximately $86,000 compared to net income of approximately $21,000 for the corresponding period of 1996. The increase in net income for the three month period is primarily attributable to the increase in rental income resulting from increases in occupancy at both of the Partnership's properties. Expenses of the Partnership remained consistent from the first quarter of 1996 to the first quarter of 1997. During the three months ended March 31, 1997, there were no major repairs and maintenance at the Partnership's properties. Included in maintenance expense for the three months ended March 31, 1996 is approximately $15,000 of major repairs and maintenance comprised primarily of exterior painting.

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

At March 31, 1997, the Partnership had unrestricted cash of approximately $1,945,000 compared to approximately $1,099,000 at March 31, 1996. Net cash provided by operating activities increased primarily due to the decrease in the change of accounts payable and accrued taxes related to the timing of payments. Net cash provided by investing activities decreased primarily due to the decrease in withdrawals from restricted escrows. Net cash used in financing activities decreased primarily due to the decrease in payments on mortgage notes payable caused by the refinancing of Lakewood Apartments. As a result of the refinancing, only payments of interest are required on the new debt.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $5,446,000, net of discount, is interest only or is being amortized over 343 months with balloon payments due at the maturity dates of October 2003 and November 2003, at which time the properties will either be refinanced or sold. Total cash distributed to the limited partners was $297,000 for 1996. Cash distributed in 1996 was from cash generated by operations. No cash distributions were made to the limited partners during the three months ended March 31, 1997. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales, and the availability of cash reserves. The General Partner anticipates that the Partnership will make a distribution during the second quarter of 1997.



                         PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a) Exhibits -

      Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

  b)  Reports on Form 8-K:

      None filed during the quarter ended March 31, 1997.



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


                             Date:  May 7, 1997