Form 10QSB
period 1997-06-30
ANGELES OPPORTUNITY PROPERTIES LTD
filed 1997-08-01
CIK 789282

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934



                                 UNITED STATES
                   U.S. Securities and Exchange Commission
                           Washington, D.C.  20549


                                 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1997


[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT

                For the transition period.........to.........

                        Commission file number 0-16116


                     ANGELES OPPORTUNITY PROPERTIES, LTD.
      (Exact name of small business issuer as specified in its charter)


         California                                           95-4052473
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                             Identification No.)

   One Insignia Financial Plaza
   Greenville, South Carolina                                   29602
(Address of principal executive offices)                      (Zip Code)


                  (Issuer's telephone number) (864) 239-1000



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

                                 June 30, 1997



Assets
  Cash and cash equivalents:
     Unrestricted                                                     $1,207
     Restricted--tenant security deposits                                 32
  Accounts receivable                                                      6
  Escrow for taxes                                                       113
  Restricted escrows                                                     234
  Other assets                                                           191
  Investment in joint venture                                             41
  Investment properties:
     Land                                              $  956
     Buildings and related personal property            7,248
                                                        8,204
     Less accumulated depreciation                     (1,768)         6,436
                                                                      $8,260

  Liabilities and Partners' Capital

  Liabilities
     Accounts payable                                                 $   22
     Tenant security deposits                                             33
     Accrued taxes                                                       106
     Other liabilities                                                    66
     Mortgage notes payable                                            5,441

  Partners' (Deficit) Capital
     General partner                                   $  (90)
     Limited partners (12,425 units issued
       and outstanding)                                 2,682          2,592
                                                                      $8,260

            See Accompanying Notes to Consolidated Financial Statements

b)                     ANGELES OPPORTUNITY PROPERTIES, LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                      Three Months Ended   Six Months Ended
                                           June 30,            June 30,
                                       1997     1996       1997      1996
Revenues:
 Rental income                       $  552    $  516     $1,106    $1,009
 Interest income                         16         9         36        23
 Other income                            20        17         39        31
   Total revenues                       588       542      1,181     1,063
Expenses:
 Operating                              183       181        365       360
 General and administrative              24        53         69        92
 Maintenance                             78       116        128       172
 Depreciation                            72        65        141       130
 Interest                               110       108        220       218
 Bad debt recovery                       --      (789)        --      (789)
 Property taxes                          53        53        104       104
   Total expenses                       520      (213)     1,027       287

Income before equity in income
 of joint venture                        68       755        154       776

Equity in income of joint venture         6         1          6         1

   Net income                        $   74    $  756     $  160    $  777

Net income allocated
 to general partner (1%)             $    1    $    8     $    2    $    8
Net income allocated
 to limited partners (99%)               73       748        158       769

   Net income                        $   74    $  756     $  160    $  777

Net income per limited
 partnership unit                    $ 5.91    $60.20     $12.75    $61.89

               See Accompanying Notes to Consolidated Financial Statements


c)                     ANGELES OPPORTUNITY PROPERTIES, LTD.

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)



                                  Limited
                                Partnership  General    Limited
                                   Units     Partner   Partners    Total

Original capital contributions    12,425     $     1    $12,425   $12,426

Partners' (deficit) capital
  at December 31, 1996            12,425     $   (70)   $ 3,712   $ 3,642

Distributions to partners             --         (22)    (1,188)   (1,210)

Net income for the six
  months ended June 30, 1997          --           2        158       160

Partners' (deficit) capital
  at June 30, 1997                12,425     $   (90)   $ 2,682   $ 2,592

               See Accompanying Notes to Consolidated Financial Statements

d)                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)


                                                          Six Months Ended
                                                             June 30,
                                                         1997         1996
Cash flows from operating activities:
  Net income                                         $   160       $   777
  Adjustments to reconcile net income to
    net cash provided by (used in)
       operating activities:
    Equity in income from joint venture                    6            (1)
    Depreciation                                         141           130
    Amortization of loan costs and discounts              15            15
    Bad debt recovery                                     --          (789)
    Change in accounts:
      Restricted cash                                      5             1
      Accounts receivable                                 12             1
      Escrows for taxes                                  (31)          105
      Other assets                                       (13)          (33)
      Accounts payable                                   (11)         (165)
      Tenant security deposit liabilities                 (4)           (1)
      Accrued taxes                                       19           (95)
      Other liabilities                                   11           (13)

       Net cash provided by (used in)
         operating activities                            298           (68)

Cash flows from investing activities:
  Property improvements and replacements                (132)          (18)
  Proceeds from sale of joint venture property           459            --
  Deposits to restricted escrows                         (34)          (23)
  Withdrawals from restricted escrows                     --           155

       Net cash provided by
         investing activities                            293           114

Cash flows from financing activities:
  Payments on mortgage notes payable                     (10)          (65)
  Distributions to partners                           (1,210)         (300)

       Net cash used in financing activities          (1,220)         (365)

Net decrease in cash and cash equivalents               (629)         (319)

Cash and cash equivalents at beginning of period       1,836         1,080

Cash and cash equivalents at end of period           $ 1,207       $    761

Supplemental disclosure of cash flow information:
  Cash paid for interest                             $   205       $    204


            See Accompanying Notes to Consolidated Financial Statements

e)                    ANGELES OPPORTUNITY PROPERTIES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Angeles Opportunity Properties, Ltd. (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates during the six months ended June 30, 1997 and 1996 (in thousands):

                                                             Six Months Ended
                                                                 June 30,
                                                             1997        1996
Property management fees (included in operating expenses)    $ 57        $ 52
Reimbursement for services of affiliates, including
 approximately $1,000 and  $15,000 of construction
 services reimbursements for the six months ended
 June 30, 1997 and 1996 (included in general and
 administrative and maintenance expenses)                      34          67

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

NOTE C - INVESTMENT IN JOINT VENTURE

The Partnership has a 42.82% interest in a property owned jointly by the Partnership and an affiliate of Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust (the "Joint Venture"). The Joint Venture is the result of the June 6, 1996, foreclosure of an approximate 8,000 square foot retail strip shopping center and over 150 acres of undeveloped land. Prior to the foreclosure, the Partnership and an affiliate of AMIT held a note receivable collateralized by the foreclosed property. On June 24, 1997, the Joint Venture sold its sole investment property to an unaffiliated third party.

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. The terms of the Class B Shares provide that they are convertible, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed not to convert the Class B Shares so long as AMIT's option is outstanding). These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed to waive its right to receive dividends and distributions so long as AMIT's option is outstanding). These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares, providing MAE GP with approximately 39% of the total voting power of AMIT (unless and until converted to Class A Shares, in which case the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Liquidity Assistance L.L.C., an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc. ("Insignia"), which provides property management and partnership administration services to the Partnership, owns 96,800 Class A Shares of AMIT at June 30, 1997. These Class A Shares represent approximately 2.2% of the total voting power of AMIT.

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

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and Insignia Properties Trust, an entity owned 98% by Insignia and its affiliates ("IPT"). On July 18, 1997, IPT, Insignia, MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A Share and Class B Share being converted into 1.625 and 0.0332 Common Shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997, through the closing date of the merger. It is anticipated that Insignia (and its affiliates) and MAE GP (and its affiliates) would own approximately 55% and 2.4%, respectively, of post-merger IPT when this transaction is consummated.

The balance sheet of the Joint Venture is summarized as follows (in thousands):

                                                               June 30,
                                                                 1997
   Assets
   Cash                                                          $  96
   Other assets                                                      2
   Total                                                         $  98

   Liabilities and Partners' Capital
   Partners' capital                                                98
   Total                                                         $  98


The statement of operations of the Joint Venture is summarized as follows (in thousands):

                                                           Six Months Ended
                                                               June 30,
                                                                 1997

  Revenue                                                        $  34
  Costs and expenses                                               (31)
  Income before loss on sale of investment property                  3
  Gain on sale of investment property                               11

  Net income                                                     $  14

The Partnership's equity interest in income of the Joint Venture for the period ended June 30, 1997, was approximately $6,000. The Joint Venture's sole investment property was sold on June 24, 1997 for approximately $1,175,000. Upon the sale of the Joint Venture property, the proceeds were distributed to the owners.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1997 and 1996:


                                                     Average
                                                    Occupancy
    Property                                      1997         1996

    Lake Meadows Apartments
      Garland, Texas                               96%         94%

    Lakewood Apartments
      Tomball, Texas                               98%         92%

The General Partner attributes the increase in occupancy at the Partnership's properties to exterior rehabilitation projects, including exterior painting, being completed in 1996 and to effective marketing by property management.

The Partner's net income for the six months ended June 30, 1997, was approximately $160,000 versus net income of approximately $777,000 for the six months ended June 30, 1996. The Partnership's net income for the three months ended June 30, 1997, was approximately $74,000 versus net income of approximately $756,000 for the three months ended June 30, 1996. The decrease in net income for the three and six months ended June 30, 1997 is primarily attributed to decreases in general and administrative expenses, maintenance, and a bad debt recovery recorded by the Partnership in 1996 as result of the foreclosure of the property owned by Rolling Greens Communities, Ltd. General and administrative expenses decreased as result of a decrease in reimbursements to the General Partner. Maintenance expense decreased as result of an exterior painting project in 1996 at Lakewood Apartments property in order to enhance the appearance of the property.

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

At June 30, 1997, the Partnership had unrestricted cash of approximately $1,207,000 compared to approximately $761,000 at June 30, 1996. Net cash provided by operating activities increased primarily due to the decrease in the change of accounts payable and accrued taxes related to the timing of payments. Net cash provided by investing activities increased primarily due to proceeds from the sale of the Joint Venture property. Net cash used in financing activities increased primarily due to increased distributions to the partners in 1997.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $5,441,000, net of discount, is interest only or is being amortized over 343 months with balloon payments due at the maturity dates of October 2003 and November 2003, at which time the properties will either be refinanced or sold. During the six months ended June 30, 1997, the Partnership distributed approximately $1,188,000 to the limited partners and approximately $22,000 to the General Partner. Cash distributed in 1997 was from cash generated by the refinancing of Lakewood Apartments. During the six months ended June 30, 1996, the Partnership distributed approximately $297,000 to the limited partners and approximately $3,000 to the General Partner. Cash distributed in 1996 was from cash generated by operations. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales, and the availability of cash reserves.



                         PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a)    Exhibits -

        Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

  b)    Reports on Form 8-K:

        None filed during the quarter ended June 30, 1997.



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


                             Date:  August 1, 1997