Form 10QSB
period 1997-09-30
ANGELES OPPORTUNITY PROPERTIES LTD
filed 1997-11-13
CIK 789282

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934



                                 UNITED STATES
                      Securities and Exchange Commission
                           Washington, D.C.  20549


                                 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended September 30, 1997


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


                                 (864) 239-1000
                          (Issuer's telephone number)


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

                               September 30, 1997



Assets
  Cash and cash equivalents:
     Unrestricted                                                     $1,337
     Restricted--tenant security deposits                                 31
  Accounts receivable                                                      4
  Escrows for taxes                                                      172
  Restricted escrows                                                     219
  Other assets                                                           180
  Investment in joint venture                                             39
  Investment properties:
     Land                                              $  956
     Buildings and related personal property            7,286
                                                        8,242
     Less accumulated depreciation                     (1,840)         6,402
                                                                      $8,384

  Liabilities and Partners' Capital

  Liabilities
     Accounts payable                                                 $   28
     Tenant security deposit liabilities                                  32
     Accrued taxes                                                       159
     Other liabilities                                                    79
     Mortgage notes payable                                            5,437

  Partners' (Deficit) Capital
     General partner                                   $  (90)
     Limited partners (12,425 units issued
       and outstanding)                                 2,739          2,649
                                                                      $8,384

            See Accompanying Notes to Consolidated Financial Statements


b)                    ANGELES OPPORTUNITY PROPERTIES, LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                         Three Months Ended  Nine Months Ended
                                             September 30,     September 30,
                                            1997     1996      1997     1996
Revenues:
 Rental income                            $  565    $   542   $1,671  $1,551
 Other income                                 43         30      118      84
   Total revenues                            608        572    1,789   1,635
Expenses:
 Operating                                   193        177      558     537
 General and administrative                   54         52      123     144
 Maintenance                                  67        113      195     285
 Depreciation                                 72         71      213     201
 Interest                                    110        108      330     326
 Bad debt recovery                            --         --       --    (789)
 Property taxes                               53         51      157     155
   Total expenses                            549        572    1,576     859

Income before equity in income
 of joint venture                             59         --      213     776

Equity in income (loss) of joint venture      (2)      (251)       4    (250)

   Net income (loss)                      $   57    $  (251)  $  217  $  526

Net income (loss) allocated
 to general partner (1%)                  $   --    $    (3)  $    2  $    5
Net income (loss) allocated
 to limited partners (99%)                    57       (248)     215     521

   Net income (loss)                      $   57    $  (251)  $  217  $  526

Net income (loss) per limited
 partnership unit                         $ 4.55    $(19.96)  $17.30  $41.93

               See Accompanying Notes to Consolidated Financial Statements



c)                    ANGELES OPPORTUNITY PROPERTIES, LTD.

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                  Limited
                                Partnership  General    Limited
                                   Units     Partner    Partners   Total

Original capital contributions    12,425     $     1    $12,425   $12,426

Partners' (deficit) capital
  at December 31, 1996            12,425     $   (70)   $ 3,712   $ 3,642

Distributions to partners             --         (22)    (1,188)   (1,210)

Net income for the nine months
  ended September 30, 1997            --           2        215       217

Partners' (deficit) capital
  at September 30, 1997           12,425     $   (90)   $ 2,739   $ 2,649

               See Accompanying Notes to Consolidated Financial Statements


d)                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)


                                                      Nine Months Ended
                                                         September 30,
                                                      1997         1996
Cash flows from operating activities:
  Net income                                       $   217      $   526
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Equity in (income) loss from joint venture          (4)         250
    Depreciation                                       213          201
    Amortization of loan costs and discounts            23           23
    Bad debt recovery                                   --         (789)
    Change in accounts:
      Restricted cash                                    6            5
      Accounts receivable                               14           (1)
      Escrows for taxes                                (90)          41
      Other assets                                      (1)         (30)
      Accounts payable                                  (5)          (4)
      Tenant security deposit liabilities               (5)          (5)
      Accrued taxes                                     72          (43)
      Other liabilities                                 24           14

       Net cash provided by operating
         activities                                    464          188

Cash flows from investing activities:
  Property improvements and replacements              (170)        (223)
  Distributions from joint venture property            459           --
  Deposits to restricted escrows                       (50)         (34)
  Withdrawals from restricted escrows                   31          203

       Net cash provided by (used in)
         investing activities                          270          (54)

Cash flows from financing activities:
  Payments on mortgage notes payable                   (16)         (98)
  Additional loan costs                                 (7)          --
  Distributions to partners                         (1,210)        (303)

       Net cash used in financing activities        (1,233)        (401)

Net decrease in cash and cash equivalents             (499)        (267)

Cash and cash equivalents at beginning of period     1,836        1,080

Cash and cash equivalents at end of period         $ 1,337     $    813

Supplemental disclosure of cash flow information:
  Cash paid for interest                           $   307     $    304

          See Accompanying Notes to Consolidated Financial Statements

                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Angeles Opportunity Properties, Ltd. (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates during the nine months ended September 30, 1997 and 1996:

                                                            Nine Months Ended
                                                              September 30,
                                                             1997       1996
                                                             (in thousands)
Property management fees (included in operating expenses)    $ 86       $ 80
Reimbursement for services of affiliates
 (included in general and administrative, maintenance
 expenses and investment properties) (1)                       72        111

(1) Included in "Reimbursement for services of affiliates" for 1997 and 1996 is approximately $7,000 and $28,000 of construction oversight costs.

For the period of January 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

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

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. The terms of the Class B Shares provide that they are convertible, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed not to convert the Class B Shares so long as AMIT's option is outstanding). These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed to waive its right to receive dividends and distributions so long as AMIT's option is outstanding). These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares, providing MAE GP with approximately 39% of the total voting power of AMIT (unless and until converted to Class A Shares, in which case the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT. Subject to the terms of the proxy described below, MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Liquidity Assistance L.L.C., an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc. ("Insignia"), which provides property management and partnership administration services to the Partnership, owns 96,800 Class A Shares of AMIT at September 30, 1997.
These Class A Shares represent approximately 2.2% of the total voting power of AMIT.

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

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and Insignia Properties Trust, an entity owned 98% by Insignia and its affiliates ("IPT"). On July 18, 1997, IPT, Insignia and MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A Share and Class B Share being converted into 1.625 and 0.0332 Common Shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997 and dividends paid by IPT from February 1, 1997. It is anticipated that Insignia (and its affiliates) and MAE GP (and its affiliates) would own approximately 53.1% and 2.3%, respectively, of post-merger IPT when this transaction is consummated.

The balance sheet of the Joint Venture is summarized as follows (in thousands):

                                                          September 30,
                                                               1997
               Cash                                           $ 91
               Partners Capital                               $ 91

The Partnership's equity interest in income of the Joint Venture for the period ended September 30, 1997 was approximately $4,000.

The Joint Venture's sole investment property was sold on June 24, 1997 for approximately $1,175,000. Upon the sale of the Joint Venture property, the proceeds were distributed to the owners. The Partnership's remaining equity in the Joint Venture was received in October 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1997 and 1996:


                                                       Average
                                                      Occupancy
    Property                                      1997         1996

    Lake Meadows Apartments
      Garland, Texas                               96%         95%

    Lakewood Apartments
      Tomball, Texas                               98%         93%

The General Partner attributes the increase in occupancy at the Partnership's properties to exterior rehabilitation projects, including exterior painting, which were completed in 1996 and to effective marketing by property management. Additionally, occupancy at Lakewood Apartments was low in 1996 due to highway construction in front of the property in 1996 which made it difficult to attract new tenants.

The Partnership's net income for the nine months ended September 30, 1997, was approximately $217,000 versus net income of approximately $526,000 for the nine months ended September 30, 1996. The Partnership's net income for the three months ended September 30, 1997, was approximately $57,000 versus a net loss of approximately $251,000 for the three months ended September 30, 1996.

The decrease in net income for the nine months ended September 30, 1997 is primarily attributed to bad debt recovery recorded by the Partnership in 1996 as result of the foreclosure of the property owned by Rolling Greens Communities, Ltd. This decrease in net income was partially offset by an increase in revenues and a decrease in maintenance expense. Revenues increased due to the increase in occupancy levels. In addition, interest income increased due to higher cash balances in 1997. Maintenance expense decreased as result of an exterior painting project in 1996 at Lakewood Apartments property in order to enhance the appearance of the property.

The increase in net income for the three months ended September 30, 1997 is attributable to the decrease in equity in loss of joint venture from 1996 to 1997. This decrease is due to the recognition of a valuation allowance on the joint venture property during the three months ended September 30, 1996. The increase is also the result of reduced maintenance expenses as discussed above.

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

At September 30, 1997, the Partnership had unrestricted cash of approximately $1,337,000 compared to approximately $813,000 at September 30, 1996. Net cash provided by operating activities increased primarily due to the increase in the change in accrued taxes related to the timing of payments. Net cash provided by investing activities increased primarily due to distributions from the Joint Venture property related to proceeds from the sale of the Joint Venture's investment property which was partially offset by a decrease in the withdrawals from restricted escrows. Net cash used in financing activities increased primarily due to increased distributions to the partners in 1997.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $5,437,000, net of discount, is interest only and is being amortized over 343 months with balloon payments due at the maturity dates of October 2003 and November 2003, at which time the properties will either be refinanced or sold. During the nine months ended September 30, 1997, the Partnership distributed approximately $1,188,000 to the limited partners and approximately $22,000 to the General Partner. Cash distributed in 1997 was from cash generated by the refinancing of Lakewood Apartments in the fourth quarter of 1996. During the nine months ended September 30, 1996, the Partnership distributed approximately $297,000 to the limited partners and approximately $6,000 to the General Partner. Cash distributed in 1996 was from cash generated by operations. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales, and the availability of cash reserves.


                         PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a)   Exhibits -

       Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

  b)   Reports on Form 8-K:

       None filed during the quarter ended September 30, 1997.



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


                             Date:  November 13, 1997