Form 10KSB
period 1997-12-31
ANGELES OPPORTUNITY PROPERTIES LTD
filed 1998-03-25
CIK 789282

FORM 10-KSB.-ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(d)
                  (As last amended by 34-31905, eff. 4/26/93)
                                  FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 [NO FEE REQUIRED]

                  For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [NO FEE REQUIRED]

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

    Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    State issuer's revenues for its most recent fiscal year.  $2,399,000

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. Market value information for Registrant's Partnership Interests is not available. Should a trading market develop for these Interests, it is the General Partner's belief that the aggregate market value of the voting partnership interests would not exceed $25,000,000.

                        DOCUMENTS INCORPORATED BY REFERENCE
                                        NONE


                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Angeles Opportunity Properties, Ltd. (the "Partnership") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to a Certificate and Agreement of Limited Partnership (hereinafter referred to as the "Agreement") dated June 29, 1984, as amended. The Partnership's general partner is Angeles Realty Corporation II (the "General Partner"), a California corporation, which is a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia Financial Group, Inc. ("Insignia"). Thus the General Partner is now a wholly-owned subsidiary of IPT. On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

The Partnership, through its public offering of Limited Partnership units, sold 12,425 units aggregating $12,425,000. The General Partner contributed capital in the amount of $1,000 for a 1% interest in the Partnership. The Partnership was formed for the purpose of acquiring fee interests in various types of real property. The Partnership presently owns two investment properties. The Partnership's 42.82% ownership interest in a joint venture property was liquidated during 1997 upon the sale of the sole investment property of the joint venture. The General Partner of the Partnership intends to maximize the operating results and, ultimately, the net realizable value of each of the Partnership's properties in order to achieve the best possible return for the investors. Such results may best be achieved through property sales, refinancings, debt restructurings or relinquishment of the assets. The Partnership intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets.

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

The following table sets forth the Partnership's investments in properties:

                         Date of
      Property           Purchase      Type of Ownership             Use

Lake Meadows Apartments  3/31/88  Fee ownership subject to a  Residential Rental
                                  first and second mortgage   96 units

Lakewood Apartments      11/01/89 Fee ownership subject to    Residential Rental
                                  a first mortgage            256 units


SCHEDULE OF PROPERTIES (IN THOUSANDS):


                         Gross
                        Carrying     Accumulated                       Federal
      Property           Value      Depreciation     Rate    Method   Tax Basis

Lake Meadows Apts.    $ 2,326       $   590       5-40 yrs    S/L    $ 1,789
Lakewood Apts.          5,968         1,324       5-40 yrs    S/L      5,345

                      $ 8,294       $ 1,914                          $ 7,134

See "Note A" of the financial statements included in "Item 7" for a description of the Partnership's depreciation policy.

SCHEDULE OF MORTGAGES (IN THOUSANDS):


                       Principal                                 Principal
                      Balance At    Stated                        Balance
                     December 31,  Interest   Period    Maturity   Due At
      Property           1997        Rate   Amortized     Date    Maturity

Lake Meadows Apts.
 1st mortgage         $ 1,651       7.83%      (1)      10/2003   $ 1,489
 2nd mortgage              54       7.83%      (2)      10/2003        54
Lakewood Apartments
 1st mortgage           3,750       7.33%      (2)      11/2003     3,750
                        5,455

Unamortized discount      (23)

       Total          $ 5,432                                     $ 5,293


(1) The principal balance is being amortized over 343 months with a balloon payment due October 15, 2003.

(2)  Interest only payments.


SCHEDULE OF RENTAL RATES AND OCCUPANCY:


                                Average Annual                  Average
                                 Rental Rates                  Occupancy
Property                       1997         1996           1997         1996

Lake Meadows Apartments    $6,852/unit  $6,573/unit        97%           96%
Lakewood Apartments         6,456/unit   6,208/unit        98%           94%

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

Schedule of Real Estate Taxes and Rates:
(dollar amounts in thousands)


                                   1997         1997
                                  Billing       Rate

Lake Meadows Apartments          $  55          2.56%
Lakewood Apartments                169          2.95%


ITEM 3.  LEGAL PROCEEDINGS

In January 1998 the Partnership and its General Partner were named as defendants in a lawsuit brought by a limited partner of the Partnership alleging that the General Partner has failed to perform its contractual obligations under the Partnership Agreement. The General Partner believes that there is no merit to the suit and intends to vigorously defend it.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The General Partner of the Partnership believes that all such other pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Unit holders of the Registrant did not vote on any matter during the fourth quarter of the fiscal year covered by this report.

                                   PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Partnership, a publicly-held limited partnership, sold 12,425 Limited Partnership Units during its offering period through June 25, 1988, and currently has 1,724 Limited Partners of record. There is no intention to sell additional Limited Partnership Units nor is there an established market for these Units.

Total cash distributed was approximately $1,961,000 for the year ended December 31, 1997, consisting of approximately $1,930,000 to the limited partners and approximately $31,000 to the General Partner. Total cash distributed was approximately $303,000 for the year ended December 31, 1996, consisting of $297,000 to the limited partners and approximately $6,000 to the General Partner. The distribution made in 1997 consisted primarily of cash proceeds from the refinancing of Lakewood Apartments in 1996 and receipts from the 1997 sale of the joint venture property. The cash distribution in 1996 was from cash generated by operations. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales, and the availability of cash reserves.

Cash distributions per limited partnership unit have been declared and paid during the two years ended December 31, 1997 and 1996 as follows:


            Declaration Date              Amount Per Unit

            November 15, 1997               $  59.76
            May 15, 1997                       95.61
            May 15, 1996                       23.90


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized net income for the year ended December 31, 1997, of approximately $314,000 versus approximately $396,000 for the year ended December 31, 1996. The decrease in net income for the year ended December 31, 1997 is primarily attributable to bad debt recovery recorded by the Partnership in 1996 as a result of the foreclosure of the property owned by Rolling Greens Communities, Ltd. This decrease in net income was partially offset by an increase in revenues and a decrease in operating expense and general and administrative expenses. Revenues increased due to the increase in occupancy levels. The General Partner attributes the increase in occupancy at the Partnership's properties to exterior rehabilitation projects, including exterior painting, which were completed in 1996 and to effective marketing by property management. Additionally, occupancy at Lakewood Apartments was low in 1996 due to highway construction in front of the property in 1996 which made it difficult to attract new tenants. In addition, interest income increased due to higher cash balances from the sale of the sole Joint Venture property during 1997. Operating expense decreased as a result of an exterior painting project in 1996 at Lakewood Apartments property in order to enhance the appearance of the property. The decrease in general and administrative expenses is primarily due to a decrease in General Partner expense reimbursements. In addition, during the year ended December 31, 1996 the Partnership realized an extraordinary loss of $139,000, as a result of the refinancing of Lakewood Apartments.
The increase in equity in income of Joint Venture is the result of the write down of the investment property of the sole Joint Venture property to fair market value during 1996.

Included in operating expense in 1997 is approximately $55,000 of major repairs and maintenance comprised of parking lot repairs, major landscaping and window coverings. Included in operating expense in 1996 is approximately $180,000 of major repairs and maintenance comprised of exterior painting, parking lot repairs, major landscaping, and exterior building repairs.

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

Capital Resources and Liquidity

At December 31, 1997, the Partnership had cash and cash equivalents of approximately $697,000 as compared to approximately $1,836,000 at December 31, 1996. The net decrease and increase in cash and cash equivalents for the years ended December 31, 1997 and 1996 is $1,139,000 and $756,000, respectively. Net cash provided by operating activities increased for the year ended December 31, 1997, as compared to the year ended December 31, 1996, primarily due to an increase in accrued property taxes due to the timing of payments and the bad debt recovery in 1996 mentioned above. Partially offsetting the increase was a decrease in receivables and deposits due to tax and insurance escrow payments. Net cash provided by investing activities increased due to distributions from the joint venture funded by cash proceeds received in 1997 relating to the sale of the sole Joint Venture property. Net cash used in financing activities increased due to increased distributions to partners in 1997; also the Partnership did not refinance any long term borrowing in 1997.

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

During 1995, the Partnership and an affiliate of AMIT initiated foreclosure proceedings under the terms of the Note, against the Borrower, relating to the remaining security for the Note. On June 6, 1996, the collateralized property was foreclosed upon, the Partnership and AMIT became joint owners of an approximately 8,000 square foot retail strip shopping center and over 150 acres of land with 42.82% and 57.18% ownership, respectively (see "Note F" for further information). The Partnership recorded a bad debt recovery of approximately $539,000, which was its proportionate share of the fair value of the property foreclosed. On June 24, 1997 the Joint Venture sold the sole investment property to an unaffiliated third party. Upon the sale the proceeds were distributed to the owners.

In November 1992, MAE GP acquired 1,675,113 Class B Common Shares of AMIT. The terms of the Class B Shares provide that they are convertible, in whole or in part, into Class A Common Shares on the basis of 1 Class A Share for every 49 Class B Shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed not to convert the Class B Shares so long as AMIT's option is outstanding). These Class B Shares entitle the holder to receive 1% of the distributions of net cash distributed by AMIT (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed to waive its right to receive dividends and distributions so long as AMIT's option is outstanding). The holder of the Class B Shares is also entitled to vote on the same basis as the holders of Class A Shares, providing the holder with approximately 39% of the total voting power of AMIT (unless and until converted to Class A Shares, in which case the percentage of the vote controlled represented by such shares would approximate 1.3% of the total voting power of AMIT).

As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships which were affiliated with MAE GP as of November 9, 1994 (which is the date of execution of a definitive Settlement Agreement) have been paid in full. In connection with such settlement, AMIT delivered to MAE GP cash in the sum of $250,000 at closing (which occurred April 14, 1995) as payment for the option. If and when the option is exercised, AMIT will be required to remit to MAE GP an additional $94,000.

Simultaneously with the execution of the option and as part of the settlement, MAE GP executed an irrevocable proxy in favor of AMIT, which provides that the holder of the Class B Shares is permitted to vote those shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. With respect to such matters, the trustees of AMIT are required to vote (pursuant to the irrevocable proxy) the Class B shares (as single block) in the same manner as a majority of the Class A Shares are voted (to be determined without consideration of the votes of "Excess Class A Shares" (as defined in Section
6.13 of AMIT's Declaration of Trust)).

Between its acquisition of the Class B shares (in November 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. In February 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), and in connection with that merger, MAE GP dividended all of the Class B Shares to its sole stockholder, Metropolitan Asset Enhancement, L.P. ("MAE"). As a result, MAE, as the holder of the Class B shares, is now subject to the terms of the settlement agreement, option and irrevocable proxy described in the two preceding paragraphs. Neither MAE GP nor MAE has exerted and intends to exert any management control over or participate in the management of AMIT. However, subject to the terms of the proxy described below, MAE may choose to vote the Class B shares as it deems appropriate in the future.

Liquidity Assistance L.L.C., which is an affiliate of the General Partner, MAE and Insignia Financial Group, Inc. ("Insignia") (which provides property management and partnership administration services to the Partnership), owned 96,800 Class A shares of AMIT at December 31, 1997. These Class A shares represent approximately 2.2% of the total voting power of AMIT.

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and Insignia Properties Trust, an entity then owned 98% by Insignia and its affiliates ("IPT"). On July 18, 1997, IPT, Insignia and MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A Share and Class B Share being converted into 1.625 and 0.0332 Common Shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997 and dividends paid by IPT from February 1, 1997. It is anticipated that Insignia and its affiliates (including MAE) would own approximately 57% of post-merger IPT when this transaction is consummated.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $5,432,000 net of discount, is interest only or is being amortized over 343 months with balloon payments due at the maturity dates of October and November 2003, at which time the properties will either be refinanced or sold. Total cash distributed was approximately $1,961,000 for the year ended December 31, 1997, consisting of approximately $1,930,000 to the limited partners and approximately $31,000 to the General Partner. Total cash distributed was approximately $303,000 for the year ended December 31, 1996, consisting of $297,000 to the limited partners and approximately $6,000 to the General Partner. The distribution made in 1997 consisted primarily of cash proceeds from the refinancing of Lakewood Apartments in 1996 and receipts from the 1997 sale of the joint venture property. The cash distribution in 1996 was from cash generated by operations. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales, and the availability of cash reserves.

Year 2000

The Partnership is dependent upon the General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.



ITEM 7. FINANCIAL STATEMENTS


ANGELES OPPORTUNITY PROPERTIES, LTD.

LIST OF FINANCIAL STATEMENTS

 Report of Ernst & Young LLP, Independent Auditors

 Consolidated Balance Sheet - December 31, 1997

 Consolidated Statements of Operations - Years ended December 31, 1997 and 1996

 Consolidated Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 1997 and 1996

 Consolidated Statements of Cash Flows - Years ended December 31, 1997 and 1996

 Notes to Consolidated Financial Statements





              Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Opportunity Properties, Ltd.


We have audited the accompanying consolidated balance sheet of Angeles Opportunity Properties, Ltd. as of December 31, 1997, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Opportunity Properties, Ltd. at December 31, 1997, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                           /S/ ERNST & YOUNG LLP


Greenville, South Carolina
February 25, 1998,
except for Note I, as to which the date is March 17, 1998



                        ANGELES OPPORTUNITY PROPERTIES, LTD.

                             CONSOLIDATED BALANCE SHEET
                          (in thousands, except unit data)

                               December 31, 1997


Assets
 Cash and cash equivalents                                      $   697
 Receivables and deposits                                           266
 Restricted escrows                                                 247
 Other assets                                                       169
 Investment properties (Notes B and G):
     Land                                         $   956
     Buildings and related personal property        7,338
                                                    8,294
     Less accumulated depreciation                 (1,914)        6,380

                                                                $ 7,759

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                              $    19
  Tenant security deposit liabilities                                31
  Accrued property taxes                                            224
  Other liabilities                                                  58
  Mortgage notes payable (Notes B and G)                          5,432

Partners' Capital (Deficit):
  General partner's                               $   (98)
  Limited partners' (12,425 units issued
   and outstanding)                                 2,093         1,995
                                                                $ 7,759

            See Accompanying Notes to Consolidated Financial Statements



                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)



                                                    Years Ended December 31,
                                                      1997            1996
Revenues:
  Rental income                                     $ 2,246        $ 2,089
  Other income                                          153            119
  Bad debt recovery (Note E)                             --            539
    Total revenues                                    2,399          2,747

Expenses:
  Operating                                             998          1,079
  General and administrative                            142            177
  Depreciation                                          287            271
  Interest                                              440            435
  Property taxes                                        222            205
    Total expenses                                    2,089          2,167

Income before equity in income of
   joint venture and extraordinary loss                 310            580

Equity in income (loss) of joint venture (Note F)         4            (45)

Income before extraordinary item                        314            535

Extraordinary loss on debt refinancing (Note B)          --           (139)

    Net income                                      $   314        $   396

Net income allocated
  to general partner (1%)                           $     3        $     4
Net income allocated to
  limited partners (99%)                                311            392

    Net income                                      $   314        $   396

Per limited partnership unit:
  Income before extraordinary item                  $ 25.03        $ 42.62
  Extraordinary loss                                     --         (11.07)
  Net income                                        $ 25.03        $ 31.55

          See Accompanying Notes to Consolidated Financial Statements



                           ANGELES OPPORTUNITY PROPERTIES, LTD.

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)


                                    Limited
                                  Partnership   General      Limited
                                     Units      Partner's    Partners'     Total
Original capital contributions     12,425        $   1       $ 12,425   $ 12,426

Partners' (deficit) capital
  at December 31, 1995             12,425        $ (68)      $  3,617   $  3,549

Net income for the year
  ended December 31, 1996              --            4            392        396

Distributions to partners              --           (6)          (297)      (303)

Partners' (deficit) capital at
  December 31, 1996                12,425          (70)         3,712      3,642

Net income for the year
  ended December 31, 1997              --            3            311        314

Distributions to partners              --          (31)        (1,930)    (1,961)

Partners' (deficit) capital at
  December 31, 1997                12,425        $ (98)      $  2,093   $  1,995

               See Accompanying Notes to Consolidated Financial Statements

                         ANGELES OPPORTUNITY PROPERTIES, LTD.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)



                                                     Years Ended December 31,
                                                        1997         1996
Cash flows from operating activities:
  Net income                                          $   314      $   396
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Equity in (income) loss of joint venture               (4)          45
    Depreciation                                          287          271
    Amortization of discounts and loan costs               30           30
    Extraordinary loss on debt refinancing                 --          139
    Bad debt recovery                                      --         (539)
    Change in accounts:
       Receivables and deposits                          (129)         131
       Other assets                                         3           (1)
       Accounts payable                                   (14)           3
       Tenant security deposit liabilities                 (6)          (6)
       Accrued property taxes                             137         (111)
       Other liabilities                                    3          (34)

    Net cash provided by operating activities             621          324

Cash flows from investing activities:
  Property improvements and replacements                 (222)        (243)
  Distributions from Joint Venture                        498           --
  (Deposits to) withdrawals from restricted escrows       (47)          51

    Net cash provided by (used in)
        investing activities                              229         (192)

Cash flows from financing activities:
  Proceeds from long term borrowing                        --        3,750
  Repayment of mortgage note payable                       --       (2,528)
  Payments on mortgage notes payable                      (21)        (124)
  Costs paid to extinguish debt                            --          (51)
  Loan costs                                               (7)        (120)
  Distributions to partners                            (1,961)        (303)

    Net cash (used in) provided by
        financing activities                           (1,989)         624

Net (decrease) increase in cash and cash equivalents   (1,139)         756

Cash and cash equivalents at beginning of period        1,836        1,080

Cash and cash equivalents at end of period            $   697      $ 1,836

Supplemental disclosure of cash flow information:
  Cash paid for interest                              $   409      $   405

          See Accompanying Notes to Consolidated Financial Statements

                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                   Notes to Consolidated Financial Statements

                               December 31, 1997


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: Angeles Opportunity Properties, Ltd. ("Partnership") is a California limited partnership organized in June 1984 to acquire and operate residential and commercial real estate properties. The Partnership's general partner is Angeles Realty Corporation II ("ARC II" or the "General Partner"), which is a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia Financial Group, Inc. ("Insignia"). Thus the General Partner is now a wholly-owned subsidiary of IPT. As of December 31, 1997, the Partnership operates two residential properties located in Texas.

Principles of Consolidation: The consolidated financial statements of the Partnership include its 99% limited partnership interests in AOP GP LP, New Lake Meadows LP and Lakewood AOPL Ltd. The Partnership may remove the General Partner of each of these 99% owned partnerships; therefore, the partnerships are controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated.

Joint Venture: The Partnership accounted for its 42.82% investment in a property owned jointly with an affiliate of Angeles Mortgage Investment Trust ("AMIT") using the equity method of accounting. See "Note F".

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

Investment Properties: Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Loan Costs: Loan costs of approximately $217,000 are included in other assets in the accompanying balance sheet and are being amortized on a straight-line basis over the lives of the loans. At December 31, 1997, accumulated amortization is approximately $58,000.

Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to expense as incurred.

Restricted Escrows:

   Capital Improvement - In conjunction with the refinancing of the Lake Meadows Apartments mortgage note payable in 1993, the Partnership established a "Capital Improvement Escrow" for certain capital improvements. At December 31, 1997, the balance in the account was approximately $29,000. During the fourth quarter of 1996, the Partnership refinanced Lakewood Apartments mortgage note payable (see "Note B"), funding a "Capital Improvement Escrow" in the amount of approximately $126,000, which was the balance at December 31, 1997.

      Reserve Account - A General Reserve Account was also established with the refinancing of the Lake Meadows Apartments mortgage note payable. These funds were earmarked for necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership was required to deposit net operating income (as defined in the mortgage note) from the financed property to the reserve account until the reserve account equaled $400 per apartment unit or $38,400. At December 31, 1997, this reserve totaled approximately $42,000 which includes interest earned on these funds.

      Replacement Reserves - The Partnership maintains a replacement reserve with the holder of the mortgage note payable on Lakewood Apartments. These funds are available for the maintenance of the property. The balance at December 31, 1997 was approximately $50,000.

Advertising Costs: Advertising costs of approximately $51,000 in 1997 and $56,000 in 1996 are charged to expense as incurred and are included in operating expenses.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments: The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments at an estimated borrowing rate currently available to the Partnership, approximates its carrying balance.

Reclassification: Certain reclassifications have been made to the 1996 balances to conform to the 1997 presentation.

NOTE B - NOTES PAYABLE

The principle terms of notes payable are as follows (in thousands):


                        Monthly                        Principal    Principal
                        Payment     Stated              Balance     Balance At
                       Including   Interest  Maturity    Due At    December 31,
Property                Interest     Rate      Date     Maturity       1997

Lake Meadows Apts.
 1st mortgage            $  13      7.83%    10/2003    $ 1,489      $ 1,651
 2nd mortgage (a)           (b)     7.83%    10/2003         54           54

Lakewood Apartments
 1st mortgage (a)           23      7.33%    11/2003      3,750        3,750
                                                                       5,455
Unamortized discount                                                     (23)
     Totals              $  36                          $ 5,293      $ 5,432


(a)  Interest only payments.
(b)   Monthly payment is less than $1,000.

The Partnership exercised an interest rate buy-down option for Lake Meadows when the debt was refinanced in 1993, reducing the stated rate from 8.13% to 7.83%. The fee for the interest rate reduction amounted to $35,000 and is being amortized as a loan discount on the interest method over the life of the loan. The discount fee is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.13%.

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

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1997, are as follows (in thousands):


                   1998                   $    23
                   1999                        25
                   2000                        27
                   2001                        30
                   2002                        32
                Thereafter                  5,318
                                          $ 5,455

NOTE C - INCOME TAXES

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except unit data):


                                       1997          1996

Net income as reported               $   314       $   396
Add (deduct):
 Depreciation differences                 51            49
 Unearned income                          41           (23)
 Miscellaneous                            (4)           (7)
 Income from Rolling Green               (47)           47

Federal taxable income               $   355       $   462

Federal taxable income per
 limited partnership unit            $ 28.28       $ 36.78


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):



         Net assets as reported                 $  1,995
         Land and buildings                          202
         Accumulated depreciation                    552
         Syndication and distribution costs        1,838
         Other                                        (2)
         Net assets - Federal tax basis         $  4,585

NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the General Partner and its affiliates were incurred in 1997 and 1996 (in thousands):


                                                               1997      1996

Property management fees (included in
 operating expenses)                                          $ 117     $ 107

Reimbursement for services of affiliates,
 including $11,000 and $31,000 of construction services
 reimbursements in 1997 and 1996, respectively, (included
 in general and administrative, operating expense and
 investment properties)                                          94       144

In addition, during 1997 and 1996, the Partnership paid approximately $5,500 and $21,000, respectively, to affiliates of the General Partner for reimbursement of services related to the Lakewood loan refinancing (see "Note B"). These charges have been capitalized as loan costs, and will be amortized over the life of the loan.

For the period of January 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The current agent assumed the financial obligations to the affiliate of the General Partner who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

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

In November 1992, MAE GP acquired 1,675,113 Class B Common Shares of AMIT. The terms of the Class B Shares provide that they are convertible, in whole or in part, into Class A Common Shares on the basis of 1 Class A Share for every 49 Class B Shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed not to convert the Class B Shares so long as AMIT's option is outstanding). These Class B Shares entitle the holder to receive 1% of the distributions of net cash distributed by AMIT (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed to waive its right to receive dividends and distributions so long as AMIT's option is outstanding). The holder of the Class B Shares is also entitled to vote on the same basis as the holders of Class A Shares, providing the holder with approximately 39% of the total voting power of AMIT (unless and until converted to Class A Shares, in which case the percentage of the vote controlled represented by such shares would approximate 1.3% of the total voting power of AMIT).

As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships which were affiliated with MAE GP as of November 9, 1994 (which is the date of execution of a definitive Settlement Agreement) have been paid in full. In connection with such settlement, AMIT delivered to MAE GP cash in the sum of $250,000 at closing (which occurred April 14, 1995) as payment for the option. If and when the option is exercised, AMIT will be required to remit to MAE GP an additional $94,000.

Simultaneously with the execution of the option and as part of the settlement, MAE GP executed an irrevocable proxy in favor of AMIT, which provides that the holder of the Class B Shares is permitted to vote those shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. With respect to such matters, the trustees of AMIT are required to vote (pursuant to the irrevocable proxy) the Class B shares (as single block) in the same manner as a majority of the Class A Shares are voted (to be determined without consideration of the votes of "Excess Class A Shares" (as defined in Section
6.13 of AMIT's Declaration of Trust)).

Between its acquisition of the Class B shares (in November 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. In February 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), and in connection with that merger, MAE GP dividended all of the Class B Shares to its sole stockholder, Metropolitan Asset Enhancement, L.P. ("MAE"). As a result, MAE, as the holder of the Class B shares, is now subject to the terms of the settlement agreement, option and irrevocable proxy described in the two preceding paragraphs. Neither MAE GP nor MAE has exerted and intends to exert any management control over or participate in the management of AMIT. However, subject to the terms of the proxy described below, MAE may choose to vote the Class B shares as it deems appropriate in the future.

Liquidity Assistance L.L.C., which is an affiliate of the General Partner, MAE and Insignia Financial Group, Inc. ("Insignia") (which provides property management and partnership administration services to the Partnership), owned 96,800 Class A shares of AMIT at December 31, 1997. These Class A shares represent approximately 2.2% of the total voting power of AMIT.

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and Insignia Properties Trust, an entity then owned 98% by Insignia and its affiliates ("IPT"). On July 18, 1997, IPT, Insignia and MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A Share and Class B Share being converted into 1.625 and 0.0332 Common Shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997 and dividends paid by IPT from February 1, 1997. It is anticipated that Insignia and its affiliates (including MAE) would own approximately 57% of post-merger IPT when this transaction is consummated.

NOTE F - INVESTMENT IN JOINT VENTURE

The Partnership had a 42.82% interest in a property owned jointly by the Partnership and an affiliate of AMIT ("Joint Venture").

The Partnership's equity interest in income of the Joint Venture for the period ended December 31, 1997 was approximately $4,000. The Partnership's equity interest in loss of the Joint Venture for the period ended December 31, 1996 was approximately $45,000.

The Joint Venture's sole investment property was sold on June 24, 1997 for approximately $1,175,000. Upon the sale of the Joint Venture property, the proceeds were distributed to the owners. The Partnership's remaining equity in the Joint Venture was received in November 1997.

NOTE G - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION (IN THOUSANDS)


                                Initial Cost
                                To Partnership

                                                Buildings        Cost
                                               and Related   Capitalized
                                                Personal    Subsequent to
Description       Encumbrances        Land      Property     Acquisition

Lake Meadows      $   1,682(1)     $  473      $ 1,584       $    269
Lakewood              3,750           483        3,491          1,994
  Totals          $   5,432        $  956      $ 5,075       $  2,263

(1) Net of a $23 unamortized discount


               Gross Amount At Which Carried
                   At December 31, 1997

                             Buildings
                            And Related
                              Personal                 Accumulated       Date       Depreciable
Description       Land        Property      Total     Depreciation     Acquired     Life-Years
Lake Meadows      $473      $  1,853      $ 2,326     $    590          3/31/88        5-40
Lakewood           483         5,485        5,968        1,324         11/01/89        5-40
  Totals          $956      $  7,338      $ 8,294     $  1,914

The depreciable lives for buildings and building components are for 10 to 40 years. The depreciable lives for related personal property are for 5 to 7 years.

Reconciliation of "Investment Properties and Accumulated Depreciation":


                                                Years Ended December 31,
                                                  1997           1996
Investment Properties

Balance at beginning of year                   $ 8,072        $ 7,992
Property improvements                              222             80

Balance at End of Year                         $ 8,294        $ 8,072

Accumulated Depreciation

Balance at beginning of year                   $ 1,627        $ 1,356
Additions charged to expense                       287            271

Balance at End of Year                         $ 1,914        $ 1,627

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1997 and 1996 is approximately $8,496,000 and $8,274,000, respectively. Accumulated depreciation for Federal income tax purposes at December 31, 1997 and 1996 is approximately $1,362,000 and $1,125,000, respectively.

NOTE H - LITIGATION

In January 1998 the Partnership and its General Partner were named as defendants in a lawsuit brought by a limited partner of the Partnership alleging that the General Partner has failed to perform its contractual obligations under the Partnership Agreement. The General Partner believes that there is no merit to the suit and intends to vigorously defend it.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The General Partner of the Partnership believes that all such other pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

NOTE I - SUBSEQUENT EVENT

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The names of the directors and executive officers of Angeles Realty Corporation II ("ARC II"), the Partnership's General Partner, their ages and the nature of all positions with ARC II presently held by them are as follows:

Name                                Age              Position

Carroll D. Vinson                   57               President and Director

Robert D. Long, Jr.                 30               Vice President and Chief
                                                       Accounting Officer

William H. Jarrard, Jr.             51               Vice President

Daniel M. LeBey                     32               Secretary

Kelley M. Buechler                  40               Assistant Secretary


Prior to February 25, 1998 ARC II was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus the General Partner is now a wholly-owned subsidiary of IPT.

Carroll D. Vinson has been President and Director of the General Partner and President of Metropolitan Asset Enhancement, L.P. ("MAE"), and subsidiaries since December 1, 1992. He has acted as Chief Operating Officer of IPT, an affiliate of the General Partner, since May 1997. During 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities which included portfolio acquisitions, asset dispositions, debt restructurings and financial reporting. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director - President during 1991.

Robert D. Long, Jr. has been the Vice President and Chief Accounting Officer of the General Partner since August 1994. Mr. Long joined MAE, an affiliate of Insignia, in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

William H. Jarrard, Jr. has been Vice President of the General Partner since December 1, 1992. He has acted as Senior Vice President of IPT, parent of the General Partner, since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia From January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management of Insignia from July 1994 until January 1996.

Daniel M. LeBey has been Secretary of the General Partner since January 29, 1998 and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the General Partner since December 1, 1992 and Assistant Secretary of Insignia since 1991.

ITEM 10.  EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of the General Partner. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, reimbursements and other payments have been made to the Partnership's General Partner and its affiliates, as described in Item 12 below.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of January 1, 1998 no person was known to own of record or beneficially more than five percent of the Limited Partnership Units of the Partnership.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

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

The following transactions with the General Partner and its affiliates were incurred in 1997 and 1996 (in thousands):


                                                           1997         1996

Property management fees                                  $ 117        $ 107

Reimbursement for services of affiliates,
 including $11,000 and $31,000 of construction services
 reimbursements in 1997 and 1996, respectively               94          144

In addition, during 1997 and 1996, the Partnership paid approximately $5,500 and $21,000, respectively, to affiliates of the General Partner for reimbursement of services related to the Lakewood loan refinancing (see "Note B"). These charges have been capitalized as loan costs, and will be amortized over the life of the loan.

For the period of January 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The current agent assumed the financial obligations to the affiliate of the General Partner who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits:

              Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report

          (b) No Reports on Form 8-K were filed during the fourth quarter of 1997.

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


                         ANGELES OPPORTUNITY PROPERTIES, LTD.
                         (A California Limited Partnership)
                         (Registrant)


                            By: Angeles Realty Corporation  II
                                Its General Partner

                           By:  /s/Carroll D. Vinson
                                President and Director

                         Date:  March 25, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.


/s/ Carroll D. Vinson         President and Director          March 25, 1998
Carroll D. Vinson

/s/ Robert D. Long, Jr.       Vice President/CAO              March 25, 1998
Robert D. Long, Jr.


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

  27           Financial Data Schedule

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