Form 10QSB
period 1998-03-31
ANGELES OPPORTUNITY PROPERTIES LTD
filed 1998-05-11
CIK 789282

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

               For the transition period from.........to.........

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


ITEM 1.  FINANCIAL STATEMENTS


a)
                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1998



Assets
 Cash and cash equivalents                                             $   853
 Receivables and deposits                                                  119
 Restricted escrows                                                        234
 Other assets                                                              157
 Investment properties:
  Land                                                     $   956
  Buildings and related personal property                    7,359
                                                             8,315
    Less accumulated depreciation                           (1,986)      6,329
                                                                       $ 7,692

Liabilities and Partners' Capital (Deficit)

Liabilities
 Accounts payable                                                      $    21
 Tenant security deposit liabilities                                        28
 Accrued property taxes                                                     59
 Other liabilities                                                          58
 Mortgage notes payable                                                  5,428

Partners' Capital (Deficit):
 General partner's                                         $   (97)
 Limited partners' (12,425 units issued                      2,195       2,098
   and outstanding)                                                    $ 7,692


          See Accompanying Notes to Consolidated Financial Statements
b)
                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                                            Three Months Ended
                                                                 March 31,
                                                             1998         1997
Revenues:
 Rental income                                            $   572       $   554
 Other income                                                  35            39
   Total revenues                                             607           593

Expenses:
 Operating                                                    233           232
 General and administrative                                    30            45
 Depreciation                                                  72            69
 Interest                                                     110           110
 Property taxes                                                59            51
   Total expenses                                             504           507

Net income                                                $   103       $    86

Net income allocated to general partner (1%)              $     1       $     1
Net income allocated to limited partners (99%)                102            85

Net income                                                $   103       $    86

Net income per limited partnership unit                   $  8.21       $  6.84


          See Accompanying Notes to Consolidated Financial Statements
c)
                      ANGELES OPPORTUNITY PROPERTIES, LTD.

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                  Limited
                                Partnership  General    Limited
                                   Units     Partner   Partners     Total

Original capital contributions     12,425      $   1    $12,425   $12,426

Partners' (deficit) capital at
  December 31, 1997                12,425      $ (98)   $ 2,093   $ 1,995

Net income for the three months
  ended March 31, 1998                 --          1        102       103

Partners' (deficit) capital at
  March 31, 1998                   12,425      $ (97)   $ 2,195   $ 2,098


          See Accompanying Notes to Consolidated Financial Statements
 d)
                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                            Three Months Ended
                                                                 March 31,
                                                             1998         1997
Cash flows from operating activities:
  Net income                                              $   103      $    86
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                               72           69
    Amortization of loan costs and discounts                    8            7
    Change in accounts:
      Receivables and deposits                                147           37
      Other assets                                              5            7
      Accounts payable                                          2           (9)
      Tenant security deposit liabilities                      (3)          (2)
      Accrued property taxes                                 (165)         (34)

  Net cash provided by operating activities                   169          161

Cash flows from investing activities:
  Property improvements and replacements                      (21)         (13)
  Net receipts from (deposits to)restricted escrows            13          (17)

  Net cash used in investing activities                        (8)         (30)

Cash flows from financing activities:
  Payments on mortgage notes payable                           (5)          (5)
  Loan costs paid                                              --           (7)
  Distributions to partners                                    --          (10)

  Net cash used in financing activities                        (5)         (22)

Net increase in cash and cash equivalents                     156          109

Cash and cash equivalents at beginning of period              697        1,836

Cash and cash equivalents at end of period                $   853      $ 1,945

Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $   102      $   103

        See Accompanying Notes to Consolidated Financial Statements

e)                   ANGELES OPPORTUNITY PROPERTIES, LTD.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Angeles Opportunity Properties, Ltd. (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

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

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates during the three months ended March 31, 1998 and 1997 (in thousands):


                                                               1998      1997

  Property management fees (included in
    operating expenses)                                      $  30      $  28
  Reimbursement for services of affiliates, (included
    in general and administrative and operating expenses)       14         26

In addition, during 1997, the Partnership paid approximately $5,500 to affiliates of the General Partner for reimbursement of services related to the Lakewood loan refinancing in 1996. These charges have been capitalized as loan costs, and will be amortized over the life of the loan.

For the period of January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner which received payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

In November 1992, MAE GP Corporation ("MAE GP") acquired 1,675,113 Class B Common Shares of Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust. The terms of the Class B Shares provide that they are convertible, in whole or in part, into Class A Common Shares on the basis of 1 Class A Share for every 49 Class B Shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed not to convert the Class B Shares so long as AMIT's option is outstanding). These Class B Shares entitle the holder to receive 1% of the distributions of net cash distributed by AMIT (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed to waive its right to receive dividends and distributions so long as AMIT's option is outstanding). The holder of the Class B Shares is also entitled to vote on the same basis as the holders of Class A Shares, providing the holder with approximately 39% of the total voting power of AMIT (unless and until converted to Class A Shares, in which case the percentage of the vote controlled represented by such shares would approximate 1.3% of the total voting power of AMIT).

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

Simultaneously with the execution of the option and as part of the settlement, MAE GP executed an irrevocable proxy in favor of AMIT, which provides that the holder of the Class B Shares is permitted to vote those shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. With respect to such matters, the trustees of AMIT are required to vote (pursuant to the irrevocable proxy) the Class B shares (as a single block) in the same manner as a majority of the Class A Shares are voted (to be determined without consideration of the votes of "Excess Class A Shares" (as defined in Section
6.13 of AMIT's Declaration of Trust)).

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

Liquidity Assistance L.L.C., which is an affiliate of the General Partner, MAE and Insignia Financial Group, Inc. ("Insignia") (which provides property management and partnership administration services to the Partnership), owned 96,800 Class A shares of AMIT at March 31, 1998. These Class A shares represent approximately 2.2% of the total voting power of AMIT.

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and IPT, an entity then owned 98% by Insignia and its affiliates. On July 18, 1997, IPT, Insignia and MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A Share and Class B Share being converted into 1.625 and 0.0332 Common Shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997 and dividends paid by IPT from February 1, 1997. It is anticipated that Insignia and its affiliates (including MAE) would own approximately 57% of post-merger IPT when this transaction is consummated.

In November 1992, AAP, a Delaware limited partnership which now controls the working capital loan previously provided by Angeles Capital Investment, Inc. ("ACII"), was organized. Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc. ("AAD"), which is wholly-owned by IPT, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a .5% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

NOTE C - INVESTMENT IN JOINT VENTURE

The Partnership had a 42.82% interest in a property owned jointly by the Partnership and an affiliate of AMIT (the "Joint Venture"). On June 24, 1997, the Joint Venture sold its sole investment property to an unaffiliated third party for approximately $1,175,000. Upon the sale of the Joint Venture property, the proceeds were distributed to the owners. The Partnership's remaining equity in the Joint Venture was received in November 1997.

For the three month period ended March 31, 1997, the Joint Venture had total revenues, total expenses and net income of approximately $12,000, $11,000 and $1,000, respectively. The Partnership's equity interest in the net income of the Joint Venture was approximately $400.

NOTE D - DISTRIBUTIONS

No cash distributions were made to the limited partners or general partners during the three months ended March 31, 1998. During the three months ended March 31, 1997, approximately $10,000 was paid to the General Partner of Lakewood AOPL LTD. for its portion of a lower-tier distribution. The General Partner anticipates that the Partnership will make a distribution during the second quarter of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1998 and 1997:


                                                      Average
                                                     Occupancy
Property                                          1998         1997

Lake Meadows Apartments
  Garland, Texas                                   98%         97%

Lakewood Apartments
  Tomball, Texas                                   97%         98%

The Partnership's net income for the three months ended March 31, 1998, was approximately $103,000 compared to net income of approximately $86,000 for the three months ended March 31, 1997. The increase in net income for the three month period is attributable to the increase in rental income and a decrease in general and administrative expense, partially offset by an increase in property tax expense. Rental income increased as a result of increased rental rates at both investment properties. The decrease in general and administrative expense results from a decrease in general partner reimbursements. Property tax expense increased due to an increase in the assessed value at Lakewood Apartments during 1997.

Included in operating expense for the three months ended March 31, 1998 is approximately $1,000 of major repairs and maintenance comprised primarily of construction oversight costs and window coverings. For the three months ended March 31, 1997, $3,000 of major repairs and maintenance, comprised primarily of office equipment and window coverings, were included in operating expense.

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

At March 31, 1998, the Partnership had cash and cash equivalents of approximately $853,000 compared to approximately $1,945,000 at March 31, 1997. The net increase in cash and cash equivalents for the three months ended March 31, 1998 and 1997 were approximately $156,000 and $109,000, respectively. Although net cash provided by operating activities remained consistent, there was an increase in cash provided by a reduction in receivables and deposits offset by an increase in cash used for payment of accrued property taxes. This is the result of cash from tax escrows being used to pay property taxes. Net cash used in investing activities decreased primarily due to the increase in net receipts from restricted escrows. Net cash used in financing activities decreased primarily due to the lack of distributions to partners during the three months ended March 31, 1998 and the lack of loan costs incurred as a result of the refinancing of the mortgage encumbering Lakewood Apartments in 1997.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $5,428,000, net of discount, is interest only or is being amortized over 343 months with balloon payments due at the maturity dates of October and November 2003, at which time the properties will either be refinanced or sold. No cash distributions were made to the limited partners or general partners during the three months ended March 31, 1998. During the three months ended March 31, 1997, approximately $10,000 was paid to the General Partner of Lakewood AOPL, Ltd. for its portion of a lower-tier distribution. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales, and the availability of cash reserves. The General Partner anticipates that the Partnership will make a distribution during the second quarter of 1998.

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

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.



                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The General Partner was only recently served with the complaint which it believes to be without merit, and intends to vigorously defend the action.

In January 1998, the Partnership and its General Partner were named as defendants in a lawsuit brought by a limited partner of the Partnership alleging that the General Partner has failed to perform its contractual obligations under the Partnership Agreement. The General Partner believes that there is no merit to the suit and intends to vigorously defend it.

In May 1998, the Partnership and its General Partner were named as respondents in a Petition in Los Angeles Superior Court. The Petition, brought by a limited partner of the Partnership, seeks performance by the General Partner of certain alleged contractual obligations under the Partnership Agreement and compliance with certain alleged statutory requirements. Service on the Partnership was only recently accomplished, and the General Partner has not yet replied to the Petition.

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

  b)    Reports on Form 8-K:

        None filed during the quarter ended March 31, 1998.


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


                             Date:  May 11, 1998