Form 10QSB
period 1998-06-30
ANGELES OPPORTUNITY PROPERTIES LTD
filed 1998-08-06
CIK 789282

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


                  For the quarterly period ended June 30, 1998


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



ITEM 1.  FINANCIAL STATEMENTS


a)
                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1998



Assets
 Cash and cash equivalents                                          $    703
 Receivables and deposits                                                184
 Restricted escrows                                                      254
 Other assets                                                            150
 Investment properties:
  Land                                                  $    956
  Buildings and related personal property                  7,386
                                                           8,342
    Less accumulated depreciation                         (2,058)      6,284
                                                                    $  7,575

Liabilities and Partners' Capital (Deficit)

Liabilities
 Accounts payable                                                   $     20
 Tenant security deposit liabilities                                      30
 Accrued property taxes                                                  118
 Other liabilities                                                        74
 Mortgage notes payable                                                5,423

Partners' Capital (Deficit):
 General partner's                                      $    (98)
 Limited partners' (12,425 units issued                    2,008       1,910
   and outstanding)                                                 $  7,575


          See Accompanying Notes to Consolidated Financial Statements


b)
                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                    Three Months Ended     Six Months Ended
                                         June 30,              June 30,
                                      1998       1997       1998       1997
Revenues:
 Rental income                      $   581    $   551    $ 1,153    $ 1,105
 Other income                           38         36          73         75
   Total revenues                      619        587       1,226      1,180

Expenses:
 Operating                             274        260         507        492
 General and administrative             42         24          72         69
 Depreciation                           72         72         144        141
 Interest                              110        110         220        220
 Property taxes                         59         53         118        104
   Total expenses                      557        519       1,061      1,026

Equity in income of joint venture       --          6          --          6

Net income                          $    62    $    74    $   165    $   160

Net income allocated
 to general partner (1%)            $     1    $     1    $     2    $     2
Net income allocated
 to limited partners (99%)               61         73        163        158

Net income                          $    62    $    74    $   165    $   160

Net income per limited
 partnership unit                   $  4.91    $  5.88    $ 13.12    $ 12.72

Distributions per limited
 partnership unit                   $ 19.96    $ 95.61    $ 19.96    $ 95.61

          See Accompanying Notes to Consolidated Financial Statements


c)
                      ANGELES OPPORTUNITY PROPERTIES, LTD.

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                   Limited
                                 Partnership   General    Limited
                                    Units      Partner    Partners    Total

Original capital contributions    12,425        $    1    $ 12,425   $ 12,426

Partners' capital (deficit) at
  December 31, 1997               12,425        $  (98)   $  2,093   $  1,995

Distributions to partners             --            (2)       (248)      (250)

Net income for the six months
  ended June 30, 1998                 --             2         163        165

Partners' capital (deficit) at
  June 30, 1998                   12,425        $  (98)   $  2,008   $  1,910

          See Accompanying Notes to Consolidated Financial Statements


d)
                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                          Six Months Ended
                                                              June 30,
                                                          1998        1997
Cash flows from operating activities:
  Net income                                            $   165     $   160
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Equity in income of joint venture                        --          (6)
    Depreciation                                            144         141
    Amortization of loan costs and discounts                 17          15
    Change in accounts:
      Receivables and deposits                               82         (14)
      Other assets                                            5         (13)
      Accounts payable                                        1         (11)
      Tenant security deposit liabilities                    (1)         (4)
      Accrued property taxes                               (106)         19
      Other liabilities                                      16          11

  Net cash provided by operating activities                 323         298

Cash flows from investing activities:
  Property improvements and replacements                    (48)       (132)
  Distributions from joint venture                           --         459
  Net deposits to restricted escrows                         (7)        (34)
  Net cash (used in) provided by investing activities       (55)        293

Cash flows from financing activities:
  Payments on mortgage notes payable                        (12)        (10)
  Distributions to partners                                (250)     (1,210)

  Net cash used in financing activities                    (262)     (1,220)

Net increase (decrease) in cash and cash equivalents          6        (629)

Cash and cash equivalents at beginning of period            697       1,836

Cash and cash equivalents at end of period              $   703     $ 1,207

Supplemental disclosure of cash flow information:
  Cash paid for interest                                $   204     $   205

        See Accompanying Notes to Consolidated Financial Statements

e)                    ANGELES OPPORTUNITY PROPERTIES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Angeles Opportunity Properties, Ltd. (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. Effective February 25, 1998, the General Partner became wholly-owned by Insignia Properties Trust ("IPT"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). On February 25, 1998, the former owner of the Managing General Partner, MAE GP Corporation ("MAE GP"), an affiliate of Insignia, was merged into IPT. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the General Partner and its affiliates were incurred during the six months ended June 30, 1998 and 1997 (in thousands):


                                                              1998     1997

  Property management fees (included in
    operating expenses)                                       $60      $57
  Reimbursement for services of affiliates, (included
    in general and administrative expenses)                    34       34

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

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in September or October of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.


NOTE C - INVESTMENT IN JOINT VENTURE

The Partnership had a 42.82% interest in a property (the "Joint Venture") owned jointly by the Partnership and an affiliate of Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust. On June 24, 1997, the Joint Venture sold its sole investment property to an unaffiliated third party for approximately $1,175,000. Upon the sale of the Joint Venture property, the proceeds were distributed to the owners. The Partnership's remaining equity in the Joint Venture was received in November 1997.

In November 1992, MAE GP acquired 1,675,113 Class B Common Shares of AMIT. The terms of the Class B Shares provide that they are convertible, in whole or in part, into Class A Common Shares on the basis of one Class A Share for every 49 Class B Shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed not to convert the Class B Shares so long as AMIT's option is outstanding). These Class B Shares entitle the holder to receive 1% of the distributions of net cash distributed by AMIT (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed to waive its right to receive dividends and distributions so long as AMIT's option is outstanding). The holder of the Class B Shares is also entitled to vote on the same basis as the holders of Class A Shares, providing the holder with approximately 39% of the total voting power of AMIT (unless and until converted to Class A Shares, in which case the percentage of the vote controlled represented by such shares would approximate 1.3% of the total voting power of AMIT).

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

Between its acquisition of the Class B shares (in November 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. In February 1998, MAE GP was merged into IPT, and in connection with that merger, MAE GP dividended all of the Class B Shares to its sole stockholder, Metropolitan Asset Enhancement, L.P. ("MAE"). As a result, MAE, as the holder of the Class B shares, is now subject to the terms of the settlement agreement, option and irrevocable proxy described in the two preceding paragraphs. Neither MAE GP nor MAE has exerted or has any current intention to exert any management control over or participate in the management of AMIT. However, subject to the terms of the proxy described below, MAE may choose to vote the Class B shares or otherwise exercise its rights as a shareholder of AMIT as it deems appropriate in the future.

Liquidity Assistance L.L.C., which is an affiliate of the General Partner, MAE and Insignia (which provides property management and partnership administration services to the Partnership), owned 96,800 Class A shares of AMIT at June 30, 1998. These Class A shares represent approximately 2.2% of the total voting power of AMIT.

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and IPT, which was then owned 98% by Insignia and its affiliates. On July 18, 1997, IPT, Insignia and MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A Share and Class B Share being converted into 1.625 and 0.0332 Common Shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997 and dividends paid by IPT from February 1, 1997. It is anticipated that Insignia and its affiliates (including MAE) would own approximately 57% of post-merger IPT if this transaction is consummated.

For the six month period ended June 30, 1997, the Joint Venture had total revenues, total expenses, gain on sale and net income of approximately $34,000, $31,000, $11,000 and $14,000, respectively. The Partnership's equity interest in the net income of the Joint Venture was approximately $6,000.

NOTE D - DISTRIBUTIONS

The Partnership distributed cash from operations of approximately $248,000 and $2,000 to the limited partners and General Partner, respectively during the six months ended June 30, 1998. During the six months ended June 30, 1997, the Partnership distributed approximately $1,188,000 to the limited partners and approximately $22,000 to the General Partner from cash generated by the refinancing of Lakewood Apartments.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1998 and 1997:


                                                      Average
                                                     Occupancy
Property                                          1998        1997

Lake Meadows Apartments
  Garland, Texas                                  98%          96%

Lakewood Apartments
  Tomball, Texas                                  96%          98%

The Partnership's net income for the three and six month periods ended June 30, 1998, was approximately $62,000 and $165,000 compared to net income of approximately $74,000 and $160,000 for the three and six month periods ended June 30, 1997. The increase in net income for the six month period ended June 30, 1998 is attributable to an increase in rental income partially offset by increases in operating and property tax expenses. Rental income increased as a result of increased rental rates at both investment properties and an increase in occupancy at Lake Meadows Apartments. The increase in operating expense is primarily the result of increased maintenance costs at Lakewood Apartments. Property tax expense increased due to an increase in the assessed value by the taxing authority for Lakewood Apartments.

Included in operating expense for the six months ended June 30, 1998 is approximately $21,000 of major repairs and maintenance comprised primarily of exterior building repairs and landscaping. For the six months ended June 30, 1997, approximately $35,000 of major repairs and maintenance, comprised primarily of parking lot repairs and major landscaping, were included in operating expense.

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

At June 30, 1998, the Partnership had cash and cash equivalents of approximately $703,000 compared to approximately $1,207,000 at June 30, 1997. The net increase in cash and cash equivalents for the six months ended June 30, 1998 was approximately $6,000. The net decrease in cash and cash equivalents was approximately $629,000 for the six months ended June 30, 1997. Net cash provided by operating activities increased primarily due to a reduction in receivables and deposits and a decrease in cash used for accounts payable due to the timing of payments. This increase in cash provided was partially offset by an increase in cash used for payment of accrued property taxes. Net cash provided by investing activities decreased due to distributions from the joint venture being included in the 1997 investing activities, partially offset by a decrease in property improvements and replacements due to a parking lot project at Lakewood Apartments being included in 1997 additions. Net cash used in financing activities decreased primarily due to the decrease in distributions to partners during the six months ended June 30, 1998.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $5,423,000, net of discount, is interest only or is being amortized over 343 months with balloon payments due at the maturity dates of October and November 2003, at which time the properties will either be refinanced or sold. The Partnership distributed cash from operations of approximately $248,000 and $2,000 to the limited partners and General Partner, respectively during the six months ended June 30, 1998. During the six months ended June 30, 1997, the Partnership distributed approximately $1,188,000 to the limited partners and approximately $22,000 to the General Partner from cash generated by the refinancing of Lakewood Apartments. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales, and the availability of cash reserves.

Year 2000

The Partnership is dependent upon the General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed no later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

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



                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The General Partner believes the action to be without merit, and intends to vigorously defend it. On June 24, 1998, the General Partner filed a motion seeking dismissal of the action.

In January 1998, the Partnership and its General Partner were named as defendants in a lawsuit brought by a limited partner of the Partnership alleging that the General Partner has failed to perform its contractual obligations under the Partnership Agreement. The General Partner believes that there is no merit to the suit and intends to vigorously defend it.

In May 1998, the Partnership and its General Partner were named as respondents in a Petition in Los Angeles Superior Court. The Petition, brought by a limited partner of the Partnership, seeks performance by the General Partner of certain alleged contractual obligations under the Partnership Agreement and compliance with certain alleged statutory requirements. In July 1998, the parties reached an agreement with the plaintiff that this action would be dismissed with prejudice, with each side to bear its own costs.

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

  b)    Reports on Form 8-K:

        None filed during the quarter ended June 30, 1998.



                                   SIGNATURES


   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             ANGELES OPPORTUNITY PROPERTIES, LTD.

                             By:   Angeles Realty Corporation II
                                   Its General Partner


                             By:   /s/Carroll D. Vinson
                                   Carroll D. Vinson
                                   President and Director


                             By:   /s/Robert D. Long, Jr.
                                   Robert D. Long, Jr.
                                   Vice President/CAO


                             Date: August 6, 1998