Form 10QSB
period 1998-09-30
ANGELES OPPORTUNITY PROPERTIES LTD
filed 1998-11-12
CIK 789282

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


               For the quarterly period ended September 30, 1998


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

                                55 Beattie Place
                                 P. O. Box 1089
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



ITEM 1.  FINANCIAL STATEMENTS


a)
                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                               September 30, 1998


Assets
 Cash and cash equivalents                                         $    808
 Receivables and deposits                                               251
 Restricted escrows                                                     271
 Other assets                                                           143
 Investment properties:
  Land                                               $    956
  Buildings and related personal property               7,417
                                                        8,373
    Less accumulated depreciation                      (2,130)        6,243
                                                                   $  7,716

Liabilities and Partners' Capital (Deficit)

Liabilities
 Accounts payable                                                  $     22
 Tenant security deposit liabilities                                     27
 Accrued property taxes                                                 177
 Other liabilities                                                       85
 Mortgage notes payable                                               5,419

Partners' Capital (Deficit):
 General partner's                                   $    (98)
 Limited partners' (12,425 units issued                 2,084         1,986
   and outstanding)                                                $  7,716


          See Accompanying Notes to Consolidated Financial Statements


b)
                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                     Three Months Ended   Nine Months Ended
                                        September 30,       September 30,
                                       1998      1997      1998      1997
Revenues:
 Rental income                       $   592   $   564    $ 1,745   $ 1,669
 Other income                             35        43        108       118
   Total revenues                        627       607      1,853     1,787

Expenses:
 Operating                               252       259        759       751
 General and administrative               58        54        130       123
 Depreciation                             72        72        216       213
 Interest                                110       110        330       330
 Property taxes                           59        53        177       157
   Total expenses                        551       548      1,612     1,574

Equity in income (loss) of joint
 venture                                  --        (2)        --         4

Net income                           $    76   $    57    $   241   $   217

Net income allocated
 to general partner (1%)             $     1   $    --    $     2   $     2
Net income allocated
 to limited partners (99%)                75        57        239       215

Net income                           $    76   $    57    $   241   $   217

Net income per limited
 partnership unit                    $  6.05   $  4.55    $ 19.20   $ 17.30

Distributions per limited
 partnership unit                    $    --   $    --    $ 19.96   $ 95.61

          See Accompanying Notes to Consolidated Financial Statements


c)
                      ANGELES OPPORTUNITY PROPERTIES, LTD.

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)

                                    Limited
                                  Partnership    General    Limited
                                       Units     Partner    Partners    Total
Original capital contributions     12,425         $    1    $ 12,425   $ 12,426

Partners' capital (deficit) at
  December 31, 1997                12,425         $  (98)   $  2,093   $  1,995

Distributions to partners              --             (2)       (248)      (250)

Net income for the nine months
  ended September 30, 1998             --              2         239        241

Partners' capital (deficit) at
  September 30, 1998               12,425         $  (98)   $  2,084   $  1,986

          See Accompanying Notes to Consolidated Financial Statements

 d)
                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                           Nine Months Ended
                                                             September 30,
                                                            1998       1997
Cash flows from operating activities:
  Net income                                               $  241     $  217
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Equity in income of joint venture                          --         (4)
    Depreciation                                              216        213
    Amortization of loan costs and discounts                   24         23
    Change in accounts:
      Receivables and deposits                                 15        (70)
      Other assets                                              6         (1)
      Accounts payable                                          3         (5)
      Tenant security deposit liabilities                      (4)        (5)
      Accrued property taxes                                  (47)        72
      Other liabilities                                        27         24

  Net cash provided by operating activities                   481        464

Cash flows from investing activities:
  Property improvements and replacements                      (79)      (170)
  Distributions from joint venture                             --        459
  Net deposits to restricted escrows                          (24)       (19)

  Net cash (used in) provided by investing activities        (103)       270

Cash flows from financing activities:
  Payments on mortgage notes payable                          (17)       (16)
  Distributions to partners                                  (250)    (1,210)
  Loan costs                                                   --         (7)

  Net cash used in financing activities                      (267)    (1,233)

Net increase (decrease) in cash and cash equivalents          111       (499)

Cash and cash equivalents at beginning of period              697      1,836

Cash and cash equivalents at end of period                $   808    $ 1,337

Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $   306    $   307

        See Accompanying Notes to Consolidated Financial Statements


e)                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Angeles Opportunity Properties, Ltd. (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "General Partner"), a wholly-owned subsidiary of Insignia Properties Trust ("IPT") (see Note E), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the General Partner and its affiliates were incurred during the nine months ended September 30, 1998 and 1997 (in thousands):

                                                                1998      1997

  Property management fees (included in
    operating expenses)                                          $91       $86
  Reimbursement for services of affiliates, including $1,000 and $7,000 of construction services reimbursements
    in 1998 and 1997, respectively (included in general
    and administrative and operating expenses and
    investment properties)                                        55        72

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

On August 12, 1998, an affiliate of the General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 5,000 of the outstanding units of limited partnership interest in the Partnership at $325.00 per Unit, net to the seller in cash. The expiration date for the tender offer was extended to November 16, 1998.

NOTE C - INVESTMENT IN JOINT VENTURE

The Partnership had a 42.82% interest in a property the "Joint Venture") owned jointly by the Partnership and an affiliate of Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust. On June 24, 1997, the Joint Venture sold its sole investment property to an unaffiliated third party for approximately $1,175,000. Upon the sale of the Joint Venture property, the proceeds were distributed to the owners. The Partnership's remaining equity in the Joint Venture was received in November 1997.

NOTE D - DISTRIBUTIONS

The Partnership distributed cash from operations of approximately $248,000 and $2,000 to the limited partners and General Partner, respectively during the nine months ended September 30, 1998. During the nine months ended September 30, 1997, the Partnership distributed approximately $1,188,000 to the limited partners and approximately $22,000 to the General Partner from cash generated by the refinancing of Lakewood Apartments.

NOTE E - TRANSFER OF CONTROL; SUBSEQUENT EVENT

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the sole shareholder of the General Partner of the Partnership. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1998 and 1997:


                                                      Average
                                                     Occupancy
Property                                          1998        1997

Lake Meadows Apartments
  Garland, Texas                                  98%          96%

Lakewood Apartments
  Tomball, Texas                                  96%          98%

The Partnership's net income for the three and nine month periods ended September 30, 1998, was approximately $76,000 and $241,000 compared to net income of approximately $57,000 and $217,000 for the three and nine month periods ended September 30, 1997. The increase in net income for the nine month period ended September 30, 1998 is primarily attributable to an increase in rental income partially offset by a decrease in other income and an increase in property tax expense. Rental income increased as a result of increased rental rates at both properties and an increase in occupancy at Lake Meadows Apartments. The decrease in other income is primarily attributable to a decrease in interest income due to lower cash balances maintained in 1998 compared to 1997. Property tax expense increased due to an increase in the assessed value by the taxing authority for Lakewood Apartments. All other items of expense remained relatively consistent for the comparable periods.

Included in operating expense for the nine months ended September 30, 1998, is approximately $31,000 of major repairs and maintenance comprised primarily of exterior building repairs and landscaping. For the nine months ended September 30, 1997, approximately $51,000 of major repairs and maintenance, comprised primarily of parking lot repairs, were included in operating expense.

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

At September 30, 1998, the Partnership had cash and cash equivalents of approximately $808,000 compared to approximately $1,337,000 at September 30, 1997. The net increase in cash and cash equivalents for the nine months ended September 30, 1998, was approximately $111,000. The net decrease in cash and cash equivalents was approximately $499,000 for the nine months ended September 30, 1997. Net cash provided by operating activities increased primarily due to a reduction in receivables and deposits due to the timing of payments and to the increase in net income as discussed above. This increase in cash provided was partially offset by an increase in cash used for payments of accrued property
taxes.   Net cash provided by investing activities decreased due to distributions received from the joint venture in the prior year, with no distributions received in the current period. This was partially offset by a decrease in property improvements and replacements due to a parking lot project at Lakewood Apartments in 1997, with no similar projects in 1998. Net cash used in financing activities decreased primarily due to the decrease in distributions to partners during the nine months ended September 30, 1998, compared to the prior year.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with federal, state and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The General Partner is currently assessing the need for capital improvements at each of the Partnership's properties. To the extent that additional capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term. The mortgage indebtedness of approximately $5,419,000, net of discount, is interest only or is being amortized over 343 months with balloon payments due at the maturity dates of October and November 2003. The General Partner will attempt to refinance such indebtedness or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure. The Partnership distributed cash from operations of approximately $248,000 and $2,000 to the limited partners and General Partner, respectively during the nine months ended September 30, 1998. During the nine months ended September 30, 1997, the Partnership distributed approximately $1,188,000 to the limited partners and approximately $22,000 to the General Partner from cash generated by the refinancing of Lakewood Apartments. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales, and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit further distributions to its partners in 1998 or subsequent periods.

Transfer of Control; Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the sole shareholder of the General Partner of the Partnership. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE AND THE NATURE AND EFFECTS OF THE YEAR 2000 ON INFORMATION TECHNOLOGY (IT) AND NON-IT SYSTEMS

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

RISK ASSOCIATED WITH THE YEAR 2000

The General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could affect the
Partnership's operations.   To date, the General Partner  is not aware of any
external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the General Partner has no means of ensuring that external agents will be Year 2000 compliant. The General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In March 1998, the Managing General Partner was named in a legal action entitled ROSALIE NUANCES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, plaintiffs have recently filed an amended complaint. The General Partner has filed demurrers to the amended complaint which are scheduled to be heard on January 8, 1999. The General Partner believes the action to be without merit, and intends to vigorously defend it.

In May 1998, the Partnership and its General Partner were named as respondents in a Petition in Los Angeles Superior Court. The Petition, named BOND PURCHASE
V. ANGELES OPPORTUNITY PROPERTIES, LTD. AND ANGELES REALTY CORPORATION II, brought by a limited partner of the Partnership, seeks performance by the General Partner of certain alleged contractual obligations under the Partnership Agreement and compliance with certain alleged statutory requirements. In July 1998, the parties reached an agreement with the plaintiff that this action would be dismissed with prejudice, with each side to bear its own costs.

On July 30, 1998 certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint in the Superior Court of the State of California, County of Los Angeles. The action, entitled EVEREST PROPERTIES LLC
V. INSIGNIA FINANCIAL GROUP, INC., involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). The complaint names as defendants Insignia, several Insignia Affiliates alleged to be managing partners of the defendant limited partnerships, the Partnership and the General Partner. Plaintiffs allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. The General Partner filed an answer to the complaint on September 15, 1998. The General Partner believes the claims to be without merit and intends to defend the action vigorously.

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

  b)   Reports on Form 8-K:

       None filed during the quarter ended September 30, 1998.



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



                             ANGELES OPPORTUNITY PROPERTIES, LTD.

                             By:    Angeles Realty Corporation II
                                    Its General Partner


                             By:    /s/Patrick Foye
                                    Patrick Foye
                                    Executive Vice President


                              By:   /s/Timothy R. Garrick
                                    Vice President - Accounting
                                    (Duly Authorized Officer)

                              Date: November 12, 1998