Form 10KSB
period 1998-12-31
ANGELES OPPORTUNITY PROPERTIES LTD
filed 1999-03-29
CIK 789282

FORM 10-KSB.-ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB
(Mark One)
 X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the fiscal year ended December 31, 1998

    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
               For the transition period from         to

                         Commission file number 0-16116

                      ANGELES OPPORTUNITY PROPERTIES, LTD.
                 (Name of small business issuer in its charter)

          California                                             95-4052473
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

   55 Beattie Place, P.O. Box 1089
      Greenville, South Carolina                                   29602
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X_     No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

    State issuer's revenues for its most recent fiscal year.  $2,475,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None



                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Angeles Opportunity Properties, Ltd. (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to a Certificate and Agreement of Limited Partnership (hereinafter referred to as the "Agreement") dated June 29, 1984, as amended. The Partnership's general partner is Angeles Realty Corporation II (the "General Partner"), a California corporation. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035 unless terminated prior to such date.

The Partnership is engaged in the business of operating and holding real properties for investment. In 1988 and 1989, during its acquisition phase, the Partnership acquired one apartment complex, three warehouses, and a 70% interest in a joint venture project which ultimately acquired an apartment complex. In 1992, the Partnership acquired the remaining 30% interest of the joint venture. The Partnership continues to own and operate the two apartment properties. See "Item 2. Description of Properties."

The Partnership, through its public offering of Limited Partnership units, sold 12,425 units aggregating $12,425,000. The General Partner contributed capital in the amount of $1,000 for a 1% interest in the Partnership. Since its initial offering, the Partnership has not received, nor are the limited partners required to make, additional capital contributions. The Partnership's 42.82% ownership interest in a joint venture property was liquidated during 1997 upon the sale of the sole investment property of the joint venture. The General Partner of the Partnership intends to maximize the operating results and, ultimately, the net realizable value of each of the Partnership's properties in order to achieve the best possible return for the investors. Such results may best be achieved holding and operating the properties or through property sales or exchanges, refinancings, debt restructurings or relinquishment of the assets. The Partnership intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets.

The Partnership has no employees. Property management and administrative services are provided by the General Partner and by agents retained by the General Partner.

The business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner in such market area, could have a material effect on the rental market for the apartments at the Partnerships properties and the rents that may be charged for such apartments. While the General Partner and its affiliates are a significant factor in the United States in the apartment industry, competition for the apartments is local. In addition, various limited partnerships have been formed by the General Partner and/or affiliates to engage in business which may be competitive with the Partnership.

Both the income and expenses of operating the remaining properties owned by the Partnership are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the sole shareholder of the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

ITEM 2.  DESCRIPTION OF PROPERTIES:

The following table sets forth the Partnership's investments in properties:

                         Date of
        Property        Purchase        Type of Ownership             Use

Lake Meadows Apartments  3/31/88  Fee ownership subject to a        Apartment
Garland, Texas                    first and second mortgage (1)     96 units

Lakewood Apartments     11/01/89  Fee ownership subject to          Apartment
Tomball, Texas                    a first mortgage (1)              256 units

(1) Each property is held by a limited partnership in which the Partnership owns a 99% interest.

SCHEDULE OF PROPERTIES:

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                       Gross

                      Carrying     Accumulated                       Federal

     Property          Value      Depreciation    Rate   Method     Tax Basis

                   (in thousands)                                 (in thousands)


Lake Meadows Apts.   $ 2,367      $   667       5-40 yrs   S/L     $ 1,775

Lakewood Apts.         6,050        1,544       5-40 yrs   S/L       5,239


Total                $ 8,417      $ 2,211                          $ 7,014


See "Note A" of the financial statements included in "Item 7" for a description of the Partnership's depreciation policy.

SCHEDULE OF PROPERTY INDEBTEDNESS:

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.


                        Principal                                  Principal

                        Balance At    Stated                        Balance

                       December 31,  Interest  Period   Maturity     Due At

      Property             1998        Rate   Amortized   Date    Maturity (3)

                      (in thousands)                             (in thousands)

Lake Meadows Apts.

 1st mortgage            $ 1,628      7.83%      (1)    10/2003    $ 1,489

 2nd mortgage                 54      7.83%      (2)    10/2003         54

Lakewood Apartments

 1st mortgage              3,750      7.33%      (2)    11/2003      3,750

                           5,432


Unamortized discount         (18)


  Total                  $ 5,414                                   $ 5,293


(1) The principal balance is being amortized over 343 months with a balloon payment due October 15, 2003.
(2)  Interest only payments.
(3) See "Item 7, Financial Statements- Note C" for information with respect to the Partnership's ability to prepay these loans and other specific loan terms.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:

Average annual rental rate and occupancy for 1998 and 1997 for each property:


                                Average Annual                Average

                                 Rental Rates                Occupancy

Property                      1998          1997          1998       1997


Lake Meadows Apartments    $7,127/unit  $6,852/unit       98%         97%

Lakewood Apartments         6,802/unit   6,456/unit       96%         98%


As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes in the area. The General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases its units for lease terms of one year or less. No tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

SCHEDULE OF REAL ESTATE TAXES AND RATES:

Real estate taxes and rates in 1998 for each property were:

                                1998            1998

                               Billing          Rate

                           (in thousands)


Lake Meadows Apartments       $  64            2.61%

Lakewood Apartments             169            2.96%


CAPITAL INVESTMENTS:

Lake Meadows Apartments

During 1998, the Partnership completed approximately $41,000 of capital improvements at Lake Meadows Apartments, consisting primarily of building improvements and floor covering. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $208,000 of capital improvements over the near-term. Capital improvements budgeted for 1999 include, but are not limited to, appliances, building equipment and floor replacement, which are expected to cost approximately $196,000.

Lakewood Apartments

Also during 1998, the Partnership completed approximately $82,000 of capital improvements and replacements at Lakewood Apartments, consisting of floor covering and building equipment, which were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $240,000 of capital improvements over the near term. Capital improvements budgeted for 1999 include, but are not limited to, floor replacement, landscaping, roof replacement, painting and interior building improvements, which are expected to cost approximately $191,000.

The capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available from the operations and Partnerships reserves.

ITEM 3.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard during February, 1999. No ruling on such demurrers has been received. The General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

In July 1998, a limited partner of the Partnership commenced an action in the Circuit Court for Jackson County, Missouri entitled Bond Purchase LLC v. Angeles Opportunity Properties, Ltd., et. al. The complaint claims that the Partnership and an affiliate of the General Partner breached certain contractual and fiduciary duties allegedly owed to the claimant and seeks damages and injunctive relief. The General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Unit holders of the Registrant did not vote on any matter during the fourth quarter of the fiscal year covered by this report.



                                    PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Partnership, a publicly-held limited partnership, sold 12,425 Limited Partnership Units during its offering period through June 25, 1988, and currently has 1,570 Limited Partners of record. Affiliates of the General Partner owned 1,374 units or 11.06% at December 31, 1998. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

Total cash distributed from operations was approximately $254,000 ($19.88 per limited partnership unit) for the year ended December 31, 1998. Total cash distributed during the year ended December 31, 1997, was approximately $1,961,000 ($155.37 per limited partnership unit). This distribution consisted of approximately $928,000 of proceeds from the refinancing of Lakewood Apartments in 1996, approximately $498,000 from the 1997 sale of the joint venture property, and approximately $535,000 from operations. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 1999 or subsequent periods.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 1998, was approximately $323,000 compared to net income of approximately $314,000 for the year ended December 31, 1997. The increase in net income for the year ended December 31, 1998, is attributable to an increase in total revenues which was partially offset by an increase in total expense. Total revenues increased due to an increase in rental income which was attributable to increased rental rates at both of the Partnership's investment properties and an increase in occupancy at Lake Meadows Apartments, which more than offset the slight decrease in occupancy at Lakewood Apartments. Total expenses increased primarily due to an increase in general and administrative expenses. The increase in general and administrative expenses during 1998 is primarily attributable to an increase in legal fees resulting from several legal actions in which the General Partner and the Partnership were named as defendants. Included in general and administrative expenses for the years ended December 31, 1998 and 1997, are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. All other items of expense remained relatively consistent for the comparable periods.

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

Capital Resources and Liquidity

At December 31, 1998, the Partnership had cash and cash equivalents of approximately $1,060,000 as compared to approximately $697,000 at December 31, 1997. The net increase in cash and cash equivalents for the year ended December 31, 1998, was $363,000 compared to a decrease of $1,139,000 for the prior year. The net increase in cash and cash equivalents is due to approximately $710,000 of cash provided by operating activities, which was partially offset by approximately $70,000 and $277,000 of cash used in investing and financing activities, respectively. Cash used in investing activities is comprised primarily of capital improvements partially offset by net withdrawals from capital improvement escrows. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's investment properties and distributions to partners. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Partnership has budgeted approximately $387,000 in capital improvements for all of the Partnership's properties in 1999. Budgeted capital improvements at Lake Meadows include, but are not limited to, floor replacement, building equipment, and appliances. Budgeted capital improvements at Lakewood include, but are not limited to, landscaping, roof replacement, painting, interior building improvements, and floor replacement. The capital expenditures will be incurred only if cash is available from operations or from partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $5,414,000, net of discount, is interest only or is being amortized over 343 months with balloon payments due at the maturity dates of October and November 2003. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

Total cash distributed from operations was approximately $254,000 for the year ended December 31, 1998. Total cash distributed during the year ended December 31, 1997, was approximately $1,961,000. This distribution consisted of approximately $928,000 of proceeds from the refinancing of Lakewood Apartments in 1996, approximately $498,000 from the 1997 sale of the joint venture property, and approximately $535,000 from operations. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 1999 or subsequent periods.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.



ITEM 7.  FINANCIAL STATEMENTS

ANGELES OPPORTUNITY PROPERTIES, LTD.

LIST OF FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors

Consolidated Balance Sheet - December 31, 1998

Consolidated Statements of Operations - Years ended December 31, 1998 and 1997

Consolidated Statements of Changes in Partners' Capital (Deficit) - Years ended
   December 31, 1998 and 1997

Consolidated Statements of Cash Flows - Years ended December 31, 1998 and 1997

Notes to Consolidated Financial Statements




               Report of Ernst & Young LLP, Independent Auditors


The Partners
Angeles Opportunity Properties, Ltd.


We have audited the accompanying consolidated balance sheet of Angeles Opportunity Properties, Ltd. as of December 31, 1998, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Opportunity Properties, Ltd. at December 31, 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                           /S/ ERNST & YOUNG LLP


Greenville, South Carolina
March 3, 1999





                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1998





Assets

 Cash and cash equivalents                                    $ 1,060

  Receivables and deposits                                        254

  Restricted escrows                                              194

  Other assets                                                    134

  Investment properties (Notes C and G):

     Land                                         $   956

     Buildings and related personal property        7,461

                                                    8,417

     Less accumulated depreciation                 (2,211)      6,206


                                                              $ 7,848


Liabilities and Partners' Capital (Deficit)


Liabilities:

  Accounts payable                                            $    18

  Tenant security deposit liabilities                              27

  Accrued property taxes                                          235

  Other liabilities                                                90

  Mortgage notes payable (Note C)                               5,414


Partners' Capital (Deficit):

  General partner's                               $  (102)

  Limited partners' (12,425 units issued

   and outstanding)                                 2,166       2,064


                                                              $ 7,848


          See Accompanying Notes to Consolidated Financial Statements





                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)



                                                    1998        1997

Revenues:

  Rental income                                   $ 2,322     $ 2,244

  Other income                                        153         153

    Total revenues                                  2,475       2,397


Expenses:

  Operating                                         1,006         996

  General and administrative                          173         142

  Depreciation                                        297         287

  Interest                                            440         440

  Property taxes                                      236         222

    Total expenses                                  2,152       2,087


Equity in income of joint venture (Note F)             --           4


Net income                                        $   323     $   314

Net income allocated to general partner (1%)      $     3     $     3


Net income allocated to limited partners (99%)        320         311


                                                  $   323     $   314

Net income per limited partnership unit           $ 25.75     $ 25.03


Distributions per limited partnership unit        $ 19.88     $155.37


          See Accompanying Notes to Consolidated Financial Statements






                      ANGELES OPPORTUNITY PROPERTIES, LTD.

       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)



                                   Limited

                                 Partnership    General     Limited

                                    Units       Partner    Partners     Total


Original capital contributions     12,425     $     1     $12,425     $12,426


Partners' (deficit) capital

 at December 31, 1996              12,425     $   (70)    $ 3,712     $ 3,642


Net income for the year

 ended December 31, 1997               --           3         311         314


Distributions to partners              --         (31)     (1,930)     (1,961)


Partners' (deficit) capital at

 December 31, 1997                 12,425         (98)      2,093       1,995


Net income for the year

 ended December 31, 1998               --           3         320         323


Distribution to partners               --          (7)       (247)       (254)


Partners' (deficit) capital at

 December 31, 1998                 12,425     $  (102)    $ 2,166     $ 2,064


          See Accompanying Notes to Consolidated Financial Statements





                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                        Years Ended December 31,

                                                            1998         1997

Cash flows from operating activities:

  Net income                                             $   323      $   314

  Adjustments to reconcile net income to

   net cash provided by operating activities:

    Equity in income of joint venture                         --           (4)

    Depreciation                                             297          287

    Amortization of discounts and loan costs                  32           30

    Change in accounts:

       Receivables and deposits                               12         (129)

       Other assets                                            8            3

       Accounts payable                                       (1)         (14)

       Tenant security deposit liabilities                    (4)          (6)

       Accrued property taxes                                 11          137

       Other liabilities                                      32            3


    Net cash provided by operating activities                710          621


Cash flows from investing activities:

  Property improvements and replacements                    (123)        (222)

  Distributions from joint venture                            --          498

  Net withdrawals from (deposits to) restricted escrows       53          (47)


    Net cash (used in) provided by investing activities      (70)         229


Cash flows from financing activities:

  Payments on mortgage notes payable                         (23)         (21)

  Distributions to partners                                 (254)      (1,961)

  Loan costs paid                                             --           (7)


Net cash used in financing activities                       (277)      (1,989)


Net increase (decrease) in cash and cash equivalents         363       (1,139)


Cash and cash equivalents at beginning of period             697        1,836


Cash and cash equivalents at end of period               $ 1,060      $   697


Supplemental disclosure of cash flow information:

  Cash paid for interest                                 $   408      $   409


          See Accompanying Notes to Consolidated Financial Statements





                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                   Notes to Consolidated Financial Statements

                               December 31, 1998


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: Angeles Opportunity Properties, Ltd. ("Partnership") is a California limited partnership organized in June 1984 to operate and hold residential and commercial real estate properties. The Partnership's general partner is Angeles Realty Corporation II ("ARC II" or the "General Partner"), which is a subsidiary of Apartment Investment and Management Company ("AIMCO") (see "Note B"). The directors and officers of the General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership will terminate on December 31, 2035, unless terminated prior to such date. As of December 31, 1998, the Partnership operates two residential properties located in Texas.

Principles of Consolidation: The consolidated financial statements of the Partnership include its 99% limited partnership interests in New Lake Meadows LP and Lakewood AOPL Ltd. The Partnership may remove the General Partner of each of these 99% owned partnerships; therefore, the partnerships are controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated.

Joint Venture: The Partnership accounted for its 42.82% investment in a property owned jointly with an affiliate of Angeles Mortgage Investment Trust ("AMIT") using the equity method of accounting (See "Note F").

Allocations to Partners: Allocations of Profits, Gains and Losses - In accordance with the Partnership Agreement ("the Agreement"), any gain from the sale or other disposition of Partnership assets will be allocated first to the General Partner to the extent of the amount of any Incentive Interest (as defined below) to which the General Partner is entitled. Any gain remaining after said allocation will be allocated to the Limited Partners in proportion to their interests in the Partnership; provided that the gain shall first be allocated to Partners with negative account balances, in proportion to such balances, in an amount equal to the sum of such negative capital account balances. The Partnership will allocate other profits and losses 1% to the General Partner and 99% to the Limited Partners.

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

Investment Properties: Investment properties consist of two apartment complexes, which are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with "Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in either of the years ended December 31, 1998 or 1997.

Loan Costs: Loan costs of approximately $217,000 are included in other assets in the accompanying consolidated balance sheet and are being amortized on a straight-line basis over the lives of the loans. At December 31, 1998, accumulated amortization is approximately $85,000.

Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Restricted Escrows:

     Reserve Account - In 1993, a general reserve account was established in conjunction with the refinancing of the Lake Meadows Apartments mortgage note payable. These funds were earmarked for necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership was required to deposit net operating income (as defined in the mortgage note) from the financed property to the reserve account until the reserve account equaled $400 per apartment unit or $38,400. At December 31, 1998, this reserve totaled approximately $44,000 which includes interest earned on these funds.

     Replacement Reserves - The Partnership maintains a replacement reserve with the holder of the mortgage note payable on Lakewood Apartments. These funds are available for the maintenance of the property. The balance at December 31, 1998 was approximately $150,000.

Segment Reporting: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which is effective for years beginning after December 15, 1997. SFAS No. 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers (See "Note I" for required disclosures).

Advertising Costs: Advertising costs of approximately $53,000 in 1998 and $51,000 in 1997 are charged to expense as incurred and are included in operating expenses.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Reclassification: Certain reclassifications have been made to the 1997 balances to conform to the 1998 presentation.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the sole shareholder of the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - MORTGAGE NOTES PAYABLE

The principle terms of mortgage notes payable are as follows:


                      Principal    Monthly                          Principal

                      Balance At   Payment    Stated                 Balance

                     December 31, Including  Interest   Maturity      Due At

Property                 1998      Interest    Rate       Date       Maturity

                         (in thousands)                          (in thousands)

Lake Meadows Apts.

 1st mortgage          $1,628     $   13       7.83%    10/2003   $1,489

 2nd mortgage (a)          54         (b)      7.83%    10/2003       54

Lakewood Apartments

 1st mortgage (a)       3,750         23       7.33%    11/2003    3,750

                        5,432

Unamortized discount      (18)

  Totals               $5,414     $   36                          $5,293


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

In 1996, the Partnership refinanced the mortgage encumbering Lakewood Apartments. The new mortgage indebtedness of $3,750,000 carries an interest rate of 7.33% and has interest only payments until maturity at November, 2003. Capitalized loan costs incurred for the refinancing were approximately $120,000 during the year ended December 31, 1996. In 1997, approximately $7,000 of additional loan costs were paid in connection with the Lakewood refinancing. These amounts are being amortized over the life of the loan.

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's rental properties and by pledge of revenues from the respective rental properties. Certain of the notes include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1998, are as follows (in thousands):


         1999           $   25

         2000               27

         2001               30

         2002               32

         2003            5,318

                        $5,432


NOTE D - INCOME TAXES

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. The following is a reconciliation of reported net income and Federal taxable income (in thousands, except unit data):


                                     1998       1997


 Net income as reported             $  323     $  314

 Add (deduct):

  Depreciation differences              56         51

  Unearned income                       65         41

  Miscellaneous                         23         (4)

  Income from Rolling Green              --       (47)


 Federal taxable income              $  467    $  355


 Federal taxable income per

  limited partnership unit           $37.18    $28.28


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):


  Net assets as reported               $   2,064

  Land and buildings                         199

  Accumulated depreciation                   609

  Syndication and distribution costs       1,838

  Other                                       92

  Net assets - Federal tax basis       $   4,802


NOTE E - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the General Partner and its affiliates were incurred in 1998 and 1997:


                                                             1998       1997

                                                             (in thousands)

Property management fees (included in operating expenses)   $121      $117


Reimbursement for services of affiliates,

 including approximately $1,000 and $11,000 of

 construction services reimbursements in 1998

 and 1997, respectively, (included in general and

 administrative and operating expense and

 investment properties)                                       75        94


In addition, during 1997, the Partnership paid approximately $5,500 to affiliates of the General Partner for reimbursement of services related to the Lakewood loan refinancing (see "Note C"). These charges have been capitalized as loan costs, and will be amortized over the life of the loan.

During the years ended December 31, 1998 and 1997, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $121,000 and $117,000 for the years ended December 31, 1998 and 1997 respectively.

An affiliate of the General Partner received reimbursements of accountable administrative expenses amounting to approximately $75,000 and $94,000 for the years ended December 31, 1998 and 1997, respectively.

On August 12, 1998, an affiliate of the General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 5,000 of the outstanding Units of limited partnership interest in the Partnership at $325.00 per Unit, net to the seller in cash. As a result of the tender offer, the Purchaser acquired 969 of the outstanding limited partner units of the Partnership.

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

NOTE F - INVESTMENT IN JOINT VENTURE

The Partnership had a 42.82% interest in a property (the "Joint Venture") owned jointly by the Partnership and an affiliate of Angeles Mortgage Investment Trust ("AMIT"). On June 24, 1997, the Joint Venture sold its sole investment property for approximately $1,175,000. Upon the sale of the Joint Venture property, the proceeds were distributed to the owners. The Partnership's remaining equity in the Joint Venture (approximately $4,000) was received in November 1997.

NOTE G - REAL ESTATE AND ACCUMULATED DEPRECIATION


                                        Initial Cost

                                       To Partnership

                                       (in thousands)


                                               Buildings         Cost

                                              and Related     Capitalized

                                                Personal     Subsequent to

Description       Encumbrances       Land       Property      Acquisition

                 (in thousands)                             (in thousands)


Lake Meadows      $1,664(1)        $  473      $1,584          $  310

Lakewood           3,750              483       3,491           2,076

 Totals           $5,414           $  956      $5,075          $2,386


(1) Net of an $18,000 unamortized discount




                 Gross Amount At Which Carried

                     At December 31, 1998

                     (in thousands)


                      Buildings

                     And Related

                       Personal            Accumulated      Date    Depreciable

Description   Land     Property    Total   Depreciation   Acquired   Life-Years

                                          (in thousands)


Lake Meadows $  473   $1,894      $2,367    $  667        3/31/88       5-40

Lakewood        483    5,567       6,050     1,544       11/01/89       5-40

 Totals      $  956   $7,461      $8,417    $2,211


The depreciable lives for buildings and building components are for 10 to 40 years. The depreciable lives for related personal property are for 5 to 7 years.

Reconciliation of "Real Estate and Accumulated Depreciation":


                                             Years Ended December 31,

                                               1998            1997

                                                  (in thousands)

Real Estate


Balance at beginning of year                   $8,294          $8,072

 Property improvements                            123             222


Balance at end of year                         $8,417          $8,294


Accumulated Depreciation


Balance at beginning of year                   $1,914          $1,627

 Additions charged to expense                     297             287


Balance at end of year                         $2,211          $1,914


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1998 and 1997 is approximately $8,616,000 and $8,496,000, respectively. Accumulated depreciation for Federal income tax purposes at December 31, 1998 and 1997 is approximately $1,602,000 and $1,362,000, respectively.

NOTE H - DISTRIBUTIONS
Total cash distributed from operations was approximately $254,000 for the year ended December 31, 1998. Total cash distributed during the year ended December 31, 1997, was approximately $1,961,000. This distribution consisted of approximately $928,000 of proceeds from the refinancing of Lakewood Apartments in 1996, approximately $498,000 from the 1997 sale of the joint venture property, and approximately $535,000 from operations.

NOTE I - SEGMENT INFORMATION

Description of the types of products and services from which the reportable segment derives its revenues: As defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of two apartment complexes in the state of Texas. The Partnership rents apartment units to people for terms that are typically twelve months or less.

Measurement of segment profit or loss: The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment: The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years 1998 and 1997 is shown in the tables below. The "Other" Column includes partnership administration related items and income and expense not allocated to the reportable segment.

                   1998                 Residential      Other        Totals
                                                     (in thousands)
  Rental income                           $  2,322       $     --    $  2,322
  Other income                                 126             27         153
  Interest expense                             440             --         440
  Depreciation                                 297             --         297
  General and administrative expense            --            173         173
  Segment profit (loss)                        469           (146)        323
  Total assets                               7,112            736       7,848
  Capital expenditures for investment
   properties                                  123             --         123

                   1997                 Residential      Other        Totals
                                                     (in thousands)
  Rental income                           $  2,244       $    --     $  2,244
  Other income                                  96            57          153
  Interest expense                             440            --          440
  Depreciation                                 287            --          287
  General and administrative expense            --           142          142
  Equity in income of Joint Venture             --              4           4
  Segment profit (loss)                        395           (81)         314
  Total assets                               7,089           670        7,759
  Capital expenditures for investment
   properties                                  222            --          222

NOTE J - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard during February, 1999. No ruling on such demurrers has been received. The General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

In July 1998, a limited partner of the Partnership commenced an action in the Circuit Court for Jackson County, Missouri entitled Bond Purchase LLC v. Angeles Opportunity Properties, Ltd., et. al. The complaint claims that the Partnership and an affiliate of the General Partner breached certain contractual and fiduciary duties allegedly owed to the claimant and seeks damages and injunctive relief. The General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising on the ordinary course of business.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.






                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The names of the directors and executive officers of Angeles Realty Corporation II ("ARC II"), the Partnership's General Partner, their ages and the nature of all positions with ARC II presently held by them are as follows:

Name                  Age     Position

Patrick J. Foye       41      Executive Vice President and Director

Timothy R. Garrick    42      Vice President - Accounting and Director

Patrick J. Foye has been Executive Vice President and Director of the General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of Apartment Investment and Management Company ("AIMCO") since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Timothy R. Garrick has served as Vice President-Accounting of AIMCO and Vice President -Accounting and Director of the General Partner since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from 1990 to 1992 as an Asset Manager for Insignia Financial Group. From 1984 to 1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney. Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.

ITEM 10. EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of the General Partner. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, reimbursements and other payments have been made to the Partnership's General Partner and its affiliates, as described in "Item 12" below.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1998.

            Entity              Number of Units     Percentage
Insignia Properties LP                405              3.26%
Cooper River Properties, LLC          969              7.80%

Insignia Properties LP and Cooper River Properties LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29601.

No director or officer of the General Partner owns any Units.

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

On October 1, 1998, Insignia Financial Group, Inc. merged into AIMCO, a real estate investment trust, whose Class A Common Shares are listed on the New York Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired indirect control of the General Partner. AIMCO and its affiliates currently own 11.06% of the limited partnership interests in the Partnership. AIMCO is presently considering whether it will engage in an exchange offer for additional limited partnership interests in the Partnership. There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire limited partnership interests in the Partnership for cash or preferred units or common units of limited partnership interests in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-KSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No transactions have occurred between the Partnership and any officer or director of ARC II.

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the General Partner and its affiliates were incurred in 1998 and 1997:

                                                               1998       1997

                                                               (in thousands)


Property management fees                                      $121      $117


Reimbursement for services of affiliates                        75        94


In addition, during 1997, the Partnership paid approximately $5,500 to affiliates of the General Partner for reimbursement of services related to the Lakewood loan refinancing (see "Note C"). These charges have been capitalized as loan costs, and will be amortized over the life of the loan.

During the years ended December 31, 1998 and 1997, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $121,000 and $117,000 for the years ended December 31, 1998 and 1997 respectively.

An affiliate of the General Partner received reimbursements of accountable administrative expenses amounting to approximately $75,000 and $94,000 for the years ended December 31, 1998 and 1997, respectively.

On August 12, 1998, an affiliate of the General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 5,000 of the outstanding Units of limited partnership interest in the Partnership at $325.00 per Unit, net to the seller in cash. As a result of the tender offer, the Purchaser acquired 969 of the outstanding limited partner units of the Partnership.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits:

             Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report

(b)          Reports on Form 8-K filed during the fourth quarter of 1998:

             Current Report on Form 8-K dated October 1, 1998 and filed on October 16, 1998, disclosing change in control of Registrant from Insignia Financial Group, Inc. to AIMCO.



                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 ANGELES OPPORTUNITY PROPERTIES, LTD.
                                 (A California Limited Partnership)


                                 By: Angeles Realty Corporation II
                                     Its General Partner


                                 By: /s/ Patrick J. Foye
                                     Patrick J. Foye
                                     Executive Vice President


                                 By: /s/ Timothy R. Garrick
                                     Timothy R. Garrick
                                     Vice President - Accounting

                                 Date:  March 29, 1999


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.


/s/ Patrick J. Foye        Executive Vice President        Date: March 29, 1999
Patrick J. Foye            and Director


/s/ Timothy R. Garrick     Vice President - Accounting     Date: March 29, 1999
Timothy R. Garrick         and Director




                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                                 EXHIBIT INDEX


Exhibit Number Description of Exhibit

 2.1 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT, filed in Form 8-K on October 16, 1998.

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

27             Financial Data Schedule

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