Form 10QSB
period 1999-03-31
ANGELES OPPORTUNITY PROPERTIES LTD
filed 1999-05-04
CIK 789282

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


                 For the quarterly period ended March 31, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

              For the transition period from__________to__________

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

                     55 Beattie Place, Post Office Box 1089
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



ITEM 1.  FINANCIAL STATEMENTS


a)
                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1999




Assets

 Cash and cash equivalents                                              $ 1,083

 Receivables and deposits                                                   179

 Restricted escrows                                                         144

 Other assets                                                               147

 Investment properties:

  Land                                                     $ 1,018

  Buildings and related personal property                    7,486

                                                            8,504

    Less accumulated depreciation                           (2,288)       6,216

                                                                        $ 7,769


Liabilities and Partners' Capital (Deficit)


Liabilities

 Accounts payable                                                       $    21

 Tenant security deposit liabilities                                         27

 Accrued property taxes                                                      55

 Other liabilities                                                           84

 Mortgage notes payable                                                   5,409


Partners' Capital (Deficit):

 General partner's                                         $  (101)

 Limited partners' (12,425 units issued                      2,274        2,173

   and outstanding)                                                     $ 7,769


          See Accompanying Notes to Consolidated Financial Statements

b)
                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)




                                                           Three Months Ended

                                                                March 31,

                                                            1999          1998

Revenues:

 Rental income                                            $   587      $   572

 Other income                                                  35           35

   Total revenues                                             622          607


Expenses:

 Operating                                                    234          233

 General and administrative                                    39           30

 Depreciation                                                  77           72

 Interest                                                     110          110

 Property taxes                                                53           59

   Total expenses                                             513          504


Net income                                                $   109      $   103


Net income allocated to general partner (1%)              $     1      $     1

Net income allocated to limited partners (99%)                108          102


                                                          $   109      $   103


Net income per limited partnership unit                   $  8.69      $  8.21


          See Accompanying Notes to Consolidated Financial Statements

c)
                      ANGELES OPPORTUNITY PROPERTIES, LTD.

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)




                                    Limited

                                  Partnership   General     Limited

                                     Units      Partner    Partners     Total


Original capital contributions      12,425      $     1    $12,425     $12,426


Partners' (deficit) capital at

  December 31, 1998                 12,425      $  (102)   $ 2,166     $ 2,064


Net income for the three months

  ended March 31, 1999                  --            1        108         109


Partners' (deficit) capital at

  March 31, 1999                    12,425      $  (101)   $ 2,274     $ 2,173
          See Accompanying Notes to Consolidated Financial Statements

              d)
                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)




                                                           Three Months Ended

                                                                March 31,

                                                            1999        1998

Cash flows from operating activities:

  Net income                                              $   109     $   103

  Adjustments to reconcile net income to net

   cash provided by operating activities:

    Depreciation                                               77          72

    Amortization of loan costs and discounts                    8           8

    Change in accounts:

      Receivables and deposits                                 75         147

      Other assets                                            (20)          5

      Accounts payable                                          3           2

      Tenant security deposit liabilities                      --          (3)

      Accrued property taxes                                 (180)       (165)

Other liabilities                                              (6)         --


       Net cash provided by operating activities               66         169


Cash flows from investing activities:

  Property improvements and replacements                      (87)        (21)

  Net withdrawals from restricted escrows                      50          13


       Net cash used in investing activities                  (37)         (8)


Cash flows used in financing activities:

Payments on mortgage notes payable                             (6)         (5)

Net increase in cash and cash equivalents                      23         156


Cash and cash equivalents at beginning of period            1,060         697


Cash and cash equivalents at end of period                $ 1,083     $   853


Supplemental disclosure of cash flow information:

Cash paid for interest                                    $   102     $   102


          See Accompanying Notes to Consolidated Financial Statements



                      ANGELES OPPORTUNITY PROPERTIES, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Angeles Opportunity Properties, Ltd. (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

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

NOTE B - TRANSFER OF CONTROL


Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation. As a result, AIMCO ultimately acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the General Partner and its affiliates were incurred during the three months ended March 31, 1999 and 1998:


                                                              1999      1998

                                                              (in thousands)

  Property management fees (included in operating expense)   $ 32      $ 30

  Reimbursement for services of affiliates (included

    in general and administrative expenses)                    20        14



During the three months ended March 31, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $32,000 and $30,000 for the three months ended March 31, 1999 and 1998, respectively.

An affiliate of the General Partner received reimbursements of accountable administrative expense amounting to approximately $20,000 and $14,000 for the three months ended March 31, 1999 and 1998, respectively.

NOTE D - SEGMENT INFORMATION

Description of the types of products and services from which the reportable segment derives its revenues: The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of two apartment complexes in the state of Texas. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss: The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment: The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three months ended March 31, 1999 and 1998 is shown in the tables below. The "Other" Column includes partnership administration related items and income and expense not allocated to the reportable segment.

               1999                 Residential        Other          Totals
                                                  (in thousands)
Rental income                         $    587       $     --       $    587
Other income                                27              8             35
Interest expense                           110             --            110
Depreciation                                77             --             77
General and administrative expense          --             39             39
Segment profit (loss)                      140            (31)           109
Total assets                             6,938            831          7,769
Capital expenditures for investment
 properties                                 87             --             87



               1998                 Residential       Other          Totals
                                                  (in thousands)
Rental income                         $    572       $    --       $    572
Other income                                27             8             35
Interest expense                           110            --            110
Depreciation                                72            --             72
General and administrative expense          --            30             30
Segment profit (loss)                      125           (22)           103
Total assets                             6,911           781          7,692
Capital expenditures for investment
 properties                                 21            --             21

NOTE E - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard during February, 1999. No ruling on such demurrers has been received. The General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

In July 1998, a limited partner of the Partnership commenced an action in the Circuit Court for Jackson County, Missouri entitled Bond Purchase LLC v. Angeles Opportunity Properties, Ltd., et al. The complaint claims that the Partnership and an affiliate of the General Partner breached certain contractual and fiduciary duties allegedly owed to the claimant and seeks damages and injunctive relief. This case was settled on April 9, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy for each of the properties for the three months ended March 31, 1999 and 1998:


                                                Average Occupancy

Property                                          1999        1998


Lake Meadows Apartments

  Garland, Texas                                  98%          98%


Lakewood Apartments


  Tomball, Texas                                  94%          97%


The General Partner attributes the decrease in occupancy at the Lakewood Apartments to a recent layoff by one of the largest employers in the area. In addition, five new apartment complexes within a one mile radius of the property have recently opened.

Results of Operations

The Partnership reported net income of approximately $109,000 for the three months ended March 31, 1999 as compared to net income of approximately $103,000 for the three months ended March 31, 1998. The increase in net income is attributable to an increase in total revenues which was partially offset by an increase in total expense. Total revenues increased due to an increase in rental income which was attributable to increased rental rates at both of the Partnership's investment properties, which offset the decrease in occupancy at Lakewood Apartments.

Total expenses increased primarily due to an increase in general and administrative expenses primarily attributable to increases in general partner reimbursements and legal fees. Included in general and administrative expenses for the three months ended March 31, 1999 and 1998 are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 1999, the Partnership had cash and cash equivalents of approximately $1,083,000 compared to approximately $853,000 for the corresponding period of 1998. The net increase in cash and cash equivalents was approximately $23,000 from the year ended December 31, 1998, and is due to approximately $66,000 of cash provided by operating activities, which was partially offset by approximately $37,000 and $6,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted primarily of property improvements and replacements, which were partially offset by net withdrawals from restricted escrows maintained by the mortgage lenders. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's investment properties. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. Capital improvements planned for each of the Partnership's investment properties are detailed below.

Lake Meadows Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $208,000 of capital improvements over the near term. Capital improvements budgeted for 1999 include, but are not limited to, appliances, building equipment and floor replacement, which are expected to cost approximately $196,000. During the three months ended March 31, 1999, the Partnership expended approximately $3,000 for capital improvements at the property, consisting primarily of floor covering replacement. These expenditures were funded from operating cash flow.

Lakewood Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $240,000 of capital improvements over the near term. Capital improvements budgeted for 1999 include, but are not limited to, floor replacement, landscaping, roof replacement, painting and interior building improvements, which are expected to cost approximately $191,000. During the three months ended March 31, 1999, the Partnership expended approximately $84,000 for capital improvements at the property, consisting primarily of land, floor covering replacement, and other building improvements. These expenditures were funded from operating cash flow and the Partnership's replacement reserves.

The additional capital expenditures will be incurred only to the extent of cash available from operations and from the Partnership's reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $5,409,000, net of discount, is interest only or is being amortized over 343 months with balloon payments due at the maturity dates of October and November 2003. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

There were no distributions declared or paid during either of the three months ended March 31, 1999 and 1998. The Partnership's distribution policy will be reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any further distributions to its partners in 1999 or subsequent periods.

Potential Tender Offer

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

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-QSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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


In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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



                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard during February, 1999. No ruling on such demurrers has been received. The General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

In July 1998, a limited partner of the Partnership commenced an action in the Circuit Court for Jackson County, Missouri entitled Bond Purchase LLC v. Angeles Opportunity Properties, Ltd., et al. The complaint claims that the Partnership and an affiliate of the General Partner breached certain contractual and fiduciary duties allegedly owed to the claimant and seeks damages and injunctive relief. This case was settled on April 9, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits:

     Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b)   Reports on Form 8-K:

     None filed during the quarter ended March 31, 1999.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


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