Form 10QSB
period 1999-06-30
ANGELES OPPORTUNITY PROPERTIES LTD
filed 1999-08-12
CIK 789282

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

ITEM 1.  FINANCIAL STATEMENTS


a)
                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1999



Assets

 Cash and cash equivalents                            $ 1,184

 Receivables and deposits                                 257

 Restricted escrows                                       161

 Other assets                                             142

 Investment properties:

  Land                                      $ 1,018

  Buildings and related personal property     7,521

                                              8,539

   Less accumulated depreciation             (2,361)    6,178

                                                      $ 7,922
Liabilities and Partners' Capital (Deficit)

Liabilities

 Accounts payable                                     $    19

 Tenant security deposit liabilities                       28

 Accrued property taxes                                   116

 Other liabilities                                         81

 Mortgage notes payable                                 5,405

Partners' Capital (Deficit):

 General partner's                          $  (100)

 Limited partners' (12,425 units issued

   and outstanding)                           2,373     2,273

                                                      $ 7,922


          See Accompanying Notes to Consolidated Financial Statements
b)
                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)




                                      Three Months Ended     Six Months Ended

                                           June 30,              June 30,

                                        1999       1998       1999       1998

Revenues:

 Rental income                        $  586     $  581     $ 1,173    $ 1,153

 Other income                             30         38          65         73

   Total revenues                        616        619       1,238      1,226

Expenses:

 Operating                               230        274         464        507

 General and administrative               42         42          81         72

 Depreciation                             73         72         150        144

 Interest                                110        110         220        220

 Property taxes                           61         59         114        118

   Total expenses                        516        557       1,029      1,061

Net income                            $  100     $   62     $   209    $   165

Net income allocated

to general partner (1%)               $    1     $    1     $     2    $     2

Net income allocated

to limited partners (99%)                 99         61         207        163


                                      $  100     $   62     $   209    $   165

Net income per limited

  partnership unit                    $ 7.97     $ 4.91     $ 16.66    $ 13.12

Distributions per limited

  partnership unit                    $   --     $19.96     $    --    $ 19.96


          See Accompanying Notes to Consolidated Financial Statements

c)
                      ANGELES OPPORTUNITY PROPERTIES, LTD.

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)

                                    Limited

                                  Partnership  General    Limited

                                     Units     Partner   Partners    Total


Original capital contributions      12,425      $     1   $12,425   $12,426

Partners' (deficit) capital at

  December 31, 1998                 12,425      $  (102)  $ 2,166   $ 2,064

Net income for the six months

  ended June 30, 1999                   --            2       207       209

Partners' (deficit) capital at

  June 30, 1999                     12,425      $  (100)  $ 2,373   $ 2,273

          See Accompanying Notes to Consolidated Financial Statements

              d)
                             ANGELES OPPORTUNITY PROPERTIES, LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                       Six Months Ended

                                                           June 30,

                                                       1999         1998

Cash flows from operating activities:

  Net income                                        $  209        $  165

  Adjustments to reconcile net income to net

   cash provided by operating activities:

    Depreciation                                       150           144

    Amortization of loan costs and discounts            17            17

    Change in accounts:

      Receivables and deposits                          (3)           82

      Other assets                                     (22)            5

      Accounts payable                                   1             1

      Tenant security deposit liabilities                1            (1)

      Accrued property taxes                          (119)         (106)

      Other liabilities                                 (9)           16

Net cash provided by operating activities              225           323

Cash flows from investing activities:

  Property improvements and replacements              (122)          (48)

  Net deposits to (withdrawals from) restricted
      escrows                                           33            (7)

Net cash used in investing activities                  (89)          (55)

Cash flows from financing activities:

  Payments on mortgage notes payable                   (12)          (12)
  Distributions to partners                             --          (250)

Net cash used in financing activities                  (12)         (262)

Net increase in cash and cash equivalents              124             6

Cash and cash equivalents at beginning of period     1,060           697

Cash and cash equivalents at end of period         $ 1,184       $   703

Supplemental disclosure of cash flow information:

  Cash paid for interest                           $   203       $   204


          See Accompanying Notes to Consolidated Financial Statements


e)
                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Angeles Opportunity Properties, Ltd. (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

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

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation. As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the General Partner and its affiliates were incurred during the six months ended June 30, 1999 and 1998:
                                                               1999      1998

                                                               (in thousands)

  Property management fees (included in operating expense)    $ 62       $ 60

  Reimbursement for services of affiliates (included
    in general and administrative expenses)                     26         34

  Due from General Partner                                      15         --


During the six months ended June 30, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $62,000 and $60,000 for the six months ended June 30, 1999 and 1998, respectively.

An affiliate of the General Partner received reimbursements of accountable administrative expense amounting to approximately $26,000 and $34,000 for the six months ended June 30, 1999 and 1998, respectively.

Tender Offer

On May 13, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 4,970.06 (40.59% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $347 per unit. The offer expired on July 30, 1999.
Pursuant to the offer, AIMCO Properties, L.P. acquired 744 units. As a result, AIMCO and its affiliates currently own 2,118 units of limited partnership interest in the Partnership representing 17.05% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Segment information for the six months ended June 30, 1999 and 1998, is shown in the tables below. The "Other" Column includes partnership administration related items and income and expense not allocated to the reportable segment.

                1999                 Residential     Other       Totals
                                                 (in thousands)

Rental income                          $ 1,173       $  --       $ 1,173
Other income                                50          15            65
Interest expense                           220          --           220
Depreciation                               150          --           150
General and administrative expense          --          81            81
Segment profit (loss)                      275         (66)          209
Total assets                             7,125         797         7,922
Capital expenditures for investment
 properties                                122          --           122



                1998                 Residential     Other       Totals
                                                 (in thousands)

Rental income                          $ 1,153       $  --       $ 1,153
Other income                                58          15            73
Interest expense                           220          --           220
Depreciation                               144          --           144
General and administrative expense          --          72            72
Segment profit (loss)                      222         (57)          165
Total assets                             6,926         649         7,575
Capital expenditures for investment
 properties                                 48          --            48

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

In July 1998, a limited partner of the Partnership commenced an action in the Circuit Court for Jackson County, Missouri entitled Bond Purchase LLC v. Angeles Opportunity Properties, Ltd., et al. The complaint claims that the Partnership and an affiliate of the General Partner breached certain contractual and fiduciary duties allegedly owed to the claimant and seeks damages and injunctive relief. This case was settled on April 9, 1999. The Partnership is responsible for a portion of the settlement costs. The costs associated with the settlement are included in total expenses for the six months ended June 30, 1999, and did not have a material effect on the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy for each of the properties for the six months ended June 30, 1999 and 1998:

                                                Average Occupancy

Property                                          1999        1998


Lake Meadows Apartments
  Garland, Texas                                  97%          98%


Lakewood Apartments
  Tomball, Texas                                  94%          96%

Results of Operations

The Partnership reported net income of approximately $209,000 for the six months ended June 30, 1999, as compared to net income of approximately $165,000 for the six months ended June 30, 1998. The Partnership reported net income of approximately $100,000 for the three months ended June 30, 1999, as compared to net income of approximately $62,000 for the three months ended June 30, 1998. The increase in net income is attributable to an increase in total revenues for the six months ended June 30, 1999, and a decrease in total expenses for the three and six months ended June 30, 1999. Total revenues increased due to an increase in rental income, which was partially offset by a decrease in other income. The increase in rental income is attributable to increased rental rates at both of the Partnership's investment properties, which offset the slight decrease in occupancy at Lakewood Apartments and Lake Meadows Apartments. The decrease in other income is primarily attributable to a decrease in cleaning and damage fees at Lakewood Apartments and a decrease in lease cancellation fees at Lake Meadows Apartments.

The decrease in total expenses is primarily attributable to a decrease in operating expenses partially offset during the six months ended June 30, 1999, by an increase in general and administrative expenses and depreciation expense. The decrease in operating expenses is primarily attributable to decreases in property, insurance, and repairs and maintenance expenses. The decrease in property expense is due to a decrease in salaries at Lakewood Apartments. The decrease in insurance expense is the result of lower premiums due to a change in policy carrier for the investment properties. The decrease in repairs and maintenance expense is due to the completion in 1998 of landscaping and exterior building repair work at Lakewood Apartments. The increase in general and administrative expenses during the six months ended June 30, 1999, is primarily attributable to an increase in legal fees offset by a decrease in general partner reimbursements. Included in general and administrative expenses for the six months ended June 30, 1999 and 1998 are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 1999, the Partnership had cash and cash equivalents of approximately $1,184,000 compared to approximately $703,000 for the corresponding period of 1998. The net increase in cash and cash equivalents was approximately $124,000 from the year ended December 31, 1998, and is due to approximately $225,000 of cash provided by operating activities, which was partially offset by approximately $89,000 and $12,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted primarily of property improvements and replacements, which were partially offset by net deposits to restricted escrows maintained by the mortgage lenders. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's investment properties. The Partnership invests its working capital reserves in money market accounts.

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

Lake Meadows Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $208,000 of capital improvements over the next several years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $196,000 for 1999 at this property which include certain of the required improvements and consist of appliances, building equipment, and floor replacement. During the six months ended June 30, 1999, the Partnership expended approximately $15,000 for capital improvements at the property, consisting primarily of floor covering replacement and landscaping. These expenditures were funded from operating cash flow.

Lakewood Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $240,000 of capital improvements over the next several years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $191,000 for 1999 at this property which include certain of the required improvements and consist of floor replacement, landscaping, roof replacement, painting and interior building improvements. During the six months ended June 30, 1999, the Partnership expended approximately $107,000 for capital improvements at the property, consisting primarily of land, floor covering replacement, and other building improvements. These expenditures were funded from operating cash flow and the Partnership's replacement reserves.

The additional capital expenditures will be incurred only to the extent of cash available from operations and from the Partnership's reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $5,405,000, net of discount, is interest only or is being amortized over 343 months with balloon payments due at the maturity dates of October and November 2003. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

There were no distributions declared or paid during the six months ended June 30, 1999. That compares with distributions from operations declared and paid of $250,000 ($19.96 per limited partnership unit) during the six months ended June 30, 1998. The Partnership's distribution policy will be reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any further distributions to its partners in 1999 or subsequent periods.

Tender Offer

On May 13, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 4,970.06 (40.59%% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $347 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 744 units. As a result, AIMCO and its affiliates currently own 2,118 units of limited partnership interest in the Partnership representing 17.05% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

b)   Reports on Form 8-K:

     None filed during the quarter ended June 30, 1999.


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

In July 1998, a limited partner of the Partnership commenced an action in the Circuit Court for Jackson County, Missouri entitled Bond Purchase LLC v. Angeles Opportunity Properties, Ltd., et al. The complaint claims that the Partnership and an affiliate of the General Partner breached certain contractual and fiduciary duties allegedly owed to the claimant and seeks damages and injunctive relief. This case was settled on April 9, 1999. The Partnership is responsible for a portion of the settlement costs. The costs associated with the settlement are included in total expenses for the six months ended June 30, 1999, and did not have a material effect on the Partnership's overall operations.


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



                              ANGELES OPPORTUNITY PROPERTIES, LTD.
                              (A California Limited Partnership)


                              By:       Angeles Realty Corporation II
                                        Its General Partner


                              By:       /s/ Patrick J. Foye
                                        Patrick J. Foye
                                        Executive Vice President


                              By:       /s/ Carla R. Stoner
                                        Carla R. Stoner
                                        Senior Vice President
                                        Finance and Administration

                              Date: