Form 10QSB
period 1999-09-30
ANGELES OPPORTUNITY PROPERTIES LTD
filed 1999-11-12
CIK 789282

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

               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

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

                         55 Beattie Place, PO Box 1089
                       Greenville, South Carolina  29602
                    (Address of principal executive offices)

                                 (864) 239-1000
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                         PART I - FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS


a)

                      ANGELES OPPORTUNITY PROPERTIES, LTD.
                           CONSOLIDATED BALANCE SHEET

                                  (Unaudited)
                        (in thousands, except unit data)

                               September 30, 1999



Assets
Cash and cash equivalents                                              $    785
Receivables and deposits                                                    306
Restricted escrows                                                          137
Other assets                                                                137
Investment properties:
Land                                                     $  1,018
Buildings and related personal property                     7,639
                                                            8,657
Less accumulated depreciation                              (2,430)       6,227
                                                                       $ 7,592
Liabilities and Partners' Capital (Deficit)
Liabilities
Accounts payable                                                       $    31
Tenant security deposit liabilities                                         27
Accrued property taxes                                                     177
Other liabilities                                                           80
Mortgage notes payable                                                   5,400

Partners' Capital (Deficit):
General partner                                         $   (104)
Limited partners (12,425 units issued and
outstanding)                                                1,981        1,877
                                                                       $ 7,592

          See Accompanying Notes to Consolidated Financial Statements

b)

                      ANGELES OPPORTUNITY PROPERTIES, LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                      Three Months Ended     Nine Months Ended
                                        September 30,          September 30,
                                       1999        1998        1999        1998
Revenues:
Rental income                        $   593    $   592      $ 1,766    $ 1,745
Other income                              31         35           96        108
Total revenues                           624        627        1,862      1,853

Expenses:
Operating                                244        252          708        759
General and administrative                36         58          117        130
Depreciation                              69         72          219        216
Interest                                 109        110          329        330
Property taxes                            62         59          176        177
Total expenses                           520        551        1,549      1,612

Net income                           $   104    $    76      $   313    $   241

Net income allocated
to general partner (1%)              $     1    $     1      $     3    $     2

Net income allocated
to limited partners (99%)                103         75          310        239

                                     $   104    $    76      $   313    $   241
Net income per limited
   partnership unit                  $  8.29    $  6.04      $ 24.95    $ 19.24

Distributions per limited
partnership unit                     $ 39.84    $    --      $ 39.84    $ 19.96


          See Accompanying Notes to Consolidated Financial Statements

c)

                      ANGELES OPPORTUNITY PROPERTIES, LTD.
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)



                                   Limited
                                 Partnership     General      Limited
                                    Units        Partner     Partners     Total

Original capital contributions    12,425        $     1      $12,425    $12,426

Partners' (deficit) capital at
December 31, 1998                 12,425        $  (102)     $ 2,166    $ 2,064

Distributions to partners             --             (5)        (495)      (500)

Net income for the nine months
ended September 30, 1999              --              3          310        313

Partners' (deficit) capital
at September 30, 1999             12,425        $  (104)     $ 1,981    $ 1,877


          See Accompanying Notes to Consolidated Financial Statements


d)
                      ANGELES OPPORTUNITY PROPERTIES, LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                              Nine Months Ended
                                                                September 30,
                                                              1999        1998
Cash flows from operating activities:
Net income                                                   $  313      $  241
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation                                                    219         216
Amortization of loan costs and discount                          24          24
Change in accounts:

Receivables and deposits                                        (52)         15
Other assets                                                    (23)          6
Accounts payable                                                 13           3
Tenant security deposit liabilities                              --          (4)
Accrued property taxes                                          (58)        (47)
Other liabilities                                                (9)         27

Net cash provided by operating activities                       427         481

Cash flows from investing activities:
Property improvements and replacements                         (240)        (79)
Net withdrawals from (deposits to) restricted escrows            57         (24)

Net cash used in investing activities                          (183)       (103)

Cash flows used in financing activities:
Payments on mortgage notes payable                              (19)        (17)
Distributions to partners                                      (500)       (250)

Net cash used in financing activities                          (519)       (267)

Net (decrease) increase in cash and cash equivalents           (275)        111

Cash and cash equivalents at beginning of period              1,060         697

Cash and cash equivalents at end of period                   $  785      $  808

Supplemental disclosure of cash flow information:
Cash paid for interest                                       $  304      $  306


          See Accompanying Notes to Consolidated Financial Statements


e)
                      ANGELES OPPORTUNITY PROPERTIES, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Angeles Opportunity Properties, Ltd. (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

Principles of Consolidation

The consolidated financial statements of the Partnership include its 99% limited partnership interests in New Lake Meadows LP and Lakewood AOPL Ltd. The Partnership may remove the general partner of both of these 99% owned partnerships; therefore, the partnerships are controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust ("IPT") merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation. As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with the General Partner and its affiliates were incurred during the nine months ended September 30, 1999 and 1998:

                                                           1999      1998
                                                           (in thousands)

Property management fees (included in
  operating expenses)                                      $ 94      $ 91
Reimbursement for services of affiliates
  (included in operating and general and
  administrative expenses and investment properties)         40        55

During the nine months ended September 30, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $94,000 and $91,000 for the nine months ended September 30, 1999 and 1998, respectively.

An affiliate of the General Partner received reimbursements of accountable administrative expense amounting to approximately $40,000 and $55,000 for the nine months ended September 30, 1999 and 1998, respectively.

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

On May 13, 1999, AIMCO Properties, L.P., an affiliate of the General Partner commenced a tender offer to purchase up to 4,970.06 (approximately 40.00% of the total outstanding units) units of the limited partnership interest in the Partnership for a purchase price of $347 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 744 units. As a result, AIMCO and its affiliates currently own 2,118 units of limited partnership interest in the Partnership representing approximately 17.05% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (see "Note F - Legal Proceedings").

NOTE D - DISTRIBUTIONS

During the nine months ended September 30, 1999, a distribution of $500,000 ($495,000 to the limited partners, $39.84 per limited partnership unit) was paid to the partners from cash from operations. During the nine months ended September 30, 1998, a distribution of $250,000 ($248,000 to the limited partners, $19.96 per limited partnership unit) was paid to the partners consisting of cash from operations.

NOTE E - SEGMENT REPORTING

Description of the types of products and services from which reportable segments derives its revenues: The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of two apartment complexes in the state of Texas. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss: The Partnership evaluates performance based on net income. The accounting policies of the reportable segments are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segments: The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the nine months ended September 30, 1999 and 1998, is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments.

               1999                 Residential    Other      Totals
                                              (in thousands)
Rental income                         $ 1,766     $    --    $ 1,766
Other income                               78          18         96
Interest expense                          329          --        329
Depreciation                              219          --        219
General and administrative expense         --         117        117
Segment profit (loss)                     412         (99)       313
Total assets                            7,329         263      7,592
Capital expenditures for
  investment properties                   240          --        240

               1998                 Residential    Other      Totals
                                              (in thousands)
Rental income                         $ 1,745     $    --    $ 1,745
Other income                               86          22        108
Interest expense                          330          --        330
Depreciation                              216          --        216
General and administrative expense         --         130        130
Segment profit (loss)                     349        (108)       241
Total assets                            7,016         700      7,716
Capital expenditures for
  investment properties                    79          --         79


NOTE F - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action.
In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussions of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy for each of the properties for the nine months ended September 30, 1999 and 1998:

                                         Average Occupancy
Property                                 1999         1998

Lake Meadows Apartments                  96%          98%
   Garland, Texas
Lakewood Apartments                      94%          96%
   Tomball, Texas

Results from Operations

The Partnership reported net income of approximately $313,000 and $241,000 for the nine months ended September 30, 1999 and 1998, respectively. The Partnership reported net income of approximately $104,000 and $76,000 for the three months ended September 30, 1999 and 1998, respectively. The increase in net income is attributable to an increase in rental revenues for the nine months ended September 30, 1999, and a decrease in total expenses for the three and nine months ended September 30, 1999. The increase in rental income is attributable to increased rental rates at both of the Partnership's investment properties, which offset the slight decrease in occupancy.

The decrease in total expenses is primarily attributable to a decrease in operating and general and administrative expenses during the three and nine months ended September 30, 1999. The decrease in operating expenses is primarily attributable to decreases in repairs and maintenance expense and property insurance. The decrease in insurance expense is the result of lower premiums due to a change in policy carrier for the investment properties. The decrease in repairs and maintenance expense is due to the completion in 1998 of landscaping and exterior building repair work at Lakewood Apartments. The decrease in general and administrative expense is primarily attributable to a decrease in general partner reimbursements and audit fees offset by an increase in legal expense related to a litigation settlement, as previously disclosed in the Partnership's Form 10-QSB for the quarterly period ended June 30, 1999. Included in general and administrative expenses for the nine months ended September 30, 1999 and 1998 are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 1999, the Partnership had cash and cash equivalents of approximately $785,000 compared to approximately $808,000 for the corresponding period in 1998. The net decrease in cash and cash equivalents was approximately $275,000 from the year ended December 31, 1998, and is due to approximately $519,000 and $183,000 of cash used in financing and investing activities, respectively, offset by approximately $427,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to the partners and, to a lesser extent, payments of principal made on the mortgages encumbering the Partnership's investment properties. Cash used in investing activities consisted primarily of property improvements and replacements, which were partially offset by net withdrawals from restricted escrows maintained by the mortgage lenders. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements for each of the Partnership's properties are detailed below.

Lake Meadows Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $208,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $196,000 for 1999 at this property which include certain of the required improvements and consist of appliances, building equipment, and floor replacement. During the nine months ended September 30, 1999, the Partnership expended approximately $64,000 for capital improvements at the property, consisting primarily of structural improvements and floor covering replacement. These expenditures were funded from operating cash flow and replacement reserves.

Lakewood Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $240,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $191,000 for 1999 at this property which include certain of the required improvements and consist of floor replacement, landscaping, roof replacement, and interior building improvements. During the nine months ended September 30, 1999, the Partnership expended approximately $176,000 for capital improvements at the property, consisting primarily of landscaping, structural improvements, and floor covering replacements. These expenditures were funded from operating cash flow and the Partnership's replacement reserves.

The additional capital expenditures will be incurred only to the extent of cash available from operations and from the Partnership's reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $5,400,000, net of discount, is interest only or is being amortized over 343 months with balloon payments due at maturity dates of October and November 2003. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the nine months ended September 30, 1999, a distribution of $500,000 ($495,000 to the limited partners, $39.84 per limited partnership unit) was paid to the partners consisting of cash from operations. During the nine months ended September 30, 1998, a distribution of $250,000 ($248,000 to the limited partners, $19.96 per limited partnership unit) was paid to the partners consisting of cash from operations. The Partnership's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in the remainder of 1999 or subsequent periods.

Tender Offers

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

On May 13, 1999, AIMCO Properties, L.P., an affiliate of the General Partner commenced a tender offer to purchase up to 4,970.06 (40.00% of the total outstanding units) units of the limited partnership interest in the Partnership for a purchase price of $347 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 744 units. As a result, AIMCO and its affiliates currently own 2,118 units of limited partnership interest in the Partnership representing 17.05% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (see "Part I. Financial Information, Note F - Legal Proceedings").

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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


                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          b)   Reports on Form 8-K:

               None filed during the quarter ended September 30, 1999.



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


                              ANGELES OPPORTUNITY PROPERTIES, LTD.
                              (A California Limited Partnership)


                              By:  Angeles Realty Corporation II
                                   Its General Partner

                              By:  /s/Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President

                              By:  /s/Martha L. Long
                                   Martha L. Long
                                   Senior Vice President
                                   and Controller

                              Date: