Form 10KSB
period 1999-12-31
ANGELES OPPORTUNITY PROPERTIES LTD
filed 2000-03-16
CIK 789282

March 15, 2000



United States

Securities and Exchange Commission
Washington, D.C.  20549


RE:   Angeles Opportunity Properties, Ltd.
      Form 10-KSB
      File No. 0-16116


To Whom it May Concern:

The accompanying Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner.

Please do not hesitate to contact the undersigned with any questions or comments that you might have.

Very truly yours,



Stephen Waters
Real Estate Controller

                  FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER

                               SECTION 13 OR 15(d)

                                   Form 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                    For the fiscal year ended December 31, 1999


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

                          55 Beattie Place, PO Box 1089
                        Greenville, South Carolina 29602
                      (Address of principal executive offices)
                    Issuer's telephone number (864) 239-1000

           Securities registered under Section 12(b) of the Exchange Act:

                                      None

           Securities registered under Section 12(g) of the Exchange Act:

                      Units of Limited Partnership Interest
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $2,465,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 1999. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.     Description of Business

Angeles Opportunity Properties, Ltd. (the "Partnership" or "Registrant") is a publicly held limited partnership organized under the California Uniform Limited Partnership Act pursuant to a Certificate of Agreement of Limited Partnership (hereinafter referred to as the "Agreement") dated June 29, 1984, as amended. The Partnership's general partner is Angeles Realty Corporation II, (the "General Partner"), a California corporation. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035 unless terminated prior to such date.

The Partnership is engaged in the business of operating and holding real estate properties for investment. In 1988 and 1989, during its acquisition phase, the Partnership acquired one apartment complex, three warehouses, and a 70% interest in a joint venture project which ultimately acquired an apartment complex. In 1992, the Partnership acquired the remaining 30% interest of the joint venture. The Partnership continues to own and operate the two apartment properties. See "Item 2. Description of Properties".

The Partnership, through its public offering of Limited Partnership units, sold 12,425 units aggregating $12,425,000. The General Partner contributed capital in the amount of $1,000 for a 1% interest in the Partnership. Since its initial offering, the Partnership has not received, nor are the limited partners required to make, additional capital contributions. The General Partner of the Partnership intends to maximize the operating results and, ultimately, the net realizable value of each of the Partnership's properties in order to achieve the best possible return for the investors. Such results may best be achieved by holding and operating the properties or through property sales or exchanges, refinancings, debt restructurings or relinquishment of the assets. The Partnership intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets.

The Partnership has no employees. Property management and administrative services are provided by the General Partner and by agents retained by the General Partner. An affiliate of the General Partner has been providing such property management services.

The business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner in such market area, could have a material effect on the rental market for the apartments at the Partnership's properties and the rents that may be charged for such apartments. While the General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

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

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 2.     Description of Properties

The following table sets forth the Partnership's investment in properties:

                          Date of
Property                  Purchase       Type of Ownership               Use

Lake Meadows Apartments   03/31/88  Fee ownership subject to a        Apartment
  Garland, Texas                      first and second mortgage (1)   96 units

Lakewood Apartments       11/01/89  Fee ownership subject to          Apartment
  Tomball, Texas                      a first mortgage (1)            256 units


(1) Each property is held by a limited partnership in which the Partnership owns a 99% interest.

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                   Gross
                  Carrying    Accumulated                             Federal
Property           Value     Depreciation      Rate      Method      Tax Basis
                      (in thousands)                              (in thousands)

Lake Meadows       $2,576        $ 744       5-40 yrs      S/L        $1,908

Lakewood            6,338        1,789       5-40 yrs      S/L         5,198

Total              $8,914       $2,533                                $7,106

See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy and "Note J - Change in Accounting Principle".

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

                   Principal                                         Principal
                   Balance At      Stated                             Balance
                  December 31,    Interest    Period     Maturity     Due At
     Property         1999          Rate     Amortized     Date     Maturity(3)
                (in thousands)                                    (in thousands)

Lake Meadows
  1st mortgage      $1,602        7.83%        (1)       10/2003      $1,489
  2nd mortgage          54        7.83%        (2)       10/2003          54

Lakewood
  1st mortgage       3,750        7.33%        (2)       11/2003       3,750
                     5,406                                            $5,293

Unamortized
  discount             (12)

                    $5,394

(1) The principal balance is being amortized over 343 months with a balloon payment due October 15, 2003.

(2)  Interest only payments.

(3) See "Item 7. Financial Statements - Note C" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

Schedule of Rental Rates and Occupancy

Average annual rental rate and occupancy for 1999 and 1998 for each property are as follows:

                                    Average Annual              Average Annual
                                      Rental Rate                  Occupancy
                                      (per unit)
Property                          1999           1998          1999       1998

Lake Meadows Apartments          $7,524         $7,127         96%        98%
Lakewood Apartments               7,121          6,802         93%        96%

The General Partner attributes the decrease in occupancy at Lakewood Apartments to layoffs at the major employer in the area during the twelve months ended December 31, 1999.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes in the area. The General Partner believes that all of the properties are adequately insured. Each residential property is an apartment complex which leases its units for lease terms of one year or less. No tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 1999 for each property were as follows:

                                    1999             1999
                                  Billing            Rate
                              (in thousands)

Lake Meadows Apartments             $ 68             2.54%
Lakewood Apartments                  189             2.95%


Capital Improvements

Lake Meadow Apartments

During 1999, the Partnership completed approximately $209,000 of capital improvements at Lake Meadows Apartments, consisting primarily of structural upgrades, pool improvements, major landscaping, and floor covering replacement. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $28,800. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Lakewood Apartments

During 1999, the Partnership completed approximately $226,000 of capital improvements at the property, consisting primarily of structural upgrades, floor covering, exterior painting, and electrical fixture replacements. In addition, the property purchased additional land for approximately $62,000. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $76,800. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Item 7. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Registrant did not vote on any matter during the quarter ended December 31, 1999.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered and sold 12,425 Limited Partnership Units during its offering period through June 25, 1988, and currently has 1,076 Limited Partners of record. Affiliates of the General Partner owned 5,138 units or 41.35% at December 31, 1999. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1998 and 1999:

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)

       01/01/98 - 12/31/98               $254 (1)             $19.88

       01/01/99 - 12/31/99               $500 (1)             $39.84

(1)   Distributions   were  made  from  cash  from   operations  (see  "Item  6.
      Management's Discussion and Analysis or Plan of Operation" for further details).

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in the year 2000 or subsequent periods. In addition, the Partnership is restricted from making distributions if the amount in the reserve account for each property maintained by the mortgage lender is less than $400 per apartment unit at such property. The reserve accounts are not currently fully funded. See "Item 6. Management's Discussion and Analysis or Plan of Operations" for information relating to anticipated capital expenditures at the properties.

Several tender offers were made by various parties, including affiliates of the General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and it affiliates currently own 5,138 limited partnership units in the Partnership representing 41.35% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 6.     Management's Discussion and Analysis or Plan of Operation

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 1999, was approximately $339,000 as compared to net income of approximately $323,000 for the year ended December 31, 1998. The increase in net income for the year ended December 31, 1999, is attributable to a decrease in total expenses which was partially offset by a decrease in total revenues. The decrease in total expenses is primarily due to a decrease in operating expenses partially offset by an increase in depreciation expense. The decrease in operating expense is primarily due to a decrease in major landscaping and exterior building maintenance, along with maintenance salaries, at Lakewood Apartments. The decrease is also due to a decrease in contract repairs and a decrease in insurance expense, as a result of a change in insurance carrier, at both properties. The increase in depreciation expense is primarily due to an increase in depreciable assets put into service in the last twelve months. The decrease in total revenues is due to a decrease in other income offset by an increase in rental income. The decrease in other income is primarily due to a decrease in interest income as a result of lower cash balances held in interest bearing accounts. The increase in rental income is primarily due to the increase in the average rental rates which offset the decrease in average occupancy at both properties.

Included in general and administrative expenses for the years ended December 31, 1999 and 1998, are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. All other items of expense remained relatively consistent for the comparable periods.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. The effect of the change in 1999 was to increase net income by approximately $121,000 ($9.64 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the General Partner and affiliates.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions needed to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

Capital Resources and Liquidity

At December 31, 1999, the Partnership had cash and cash equivalents of approximately $885,000 as compared to approximately $1,060,000 at December 31, 1998. The net decrease in cash and cash equivalents for the year ended December 31, 1999, was $175,000 compared to an increase of approximately $363,000 for the prior year. The decrease in cash and cash equivalents is due to approximately $339,000 of cash used in investing activities and approximately $525,000 of cash used in financing activities partially offset by approximately $689,000 of cash provided by operating activities. Cash used in investing activities is comprised primarily of capital improvements partially offset by net withdrawals from restricted escrows. Cash used in financing activities consisted primarily of distributions to the partners and, to a lessor extent, of payments of principal made on the mortgages encumbering the Partnership's investment properties. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The minimum amount to be budgeted by the Partnership is expected to be $300 per unit or $105,600 in capital improvements for both of the Partnership's properties in the year 2000. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $5,394,000, net of discount, is interest only or is being amortized over 343 months with balloon payments due at the maturity dates of October and November 2003. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

Total cash distributed from operations was approximately $500,000 (approximately $495,000 to the limited partners or $39.84 per limited partnership unit) for the year ended December 31, 1999. Total cash distributed from operations during the year ended December 31 1998, was approximately $254,000 (approximately $247,000 to the limited partners or $19.88 per limited partnership unit). Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in the year 2000 or subsequent periods. In addition, the Partnership is restricted from making distributions if the amount in the reserve account for each property maintained by the mortgage lender is less than $400 per apartment unit at such property. The reserve accounts are not currently fully funded. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

Tender Offers

Several tender offers were made by various parties, including affiliates of the General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and it affiliates currently own 5,138 limited partnership units in the Partnership representing 41.35% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Corporate General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7.     Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

LIST OF FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors

Consolidated Balance Sheet - December 31, 1999

Consolidated Statements of Operations - Years ended December 31, 1999 and 1998

Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 1999 and 1998

Consolidated Statements of Cash Flows - Years ended December 31, 1999 and 1998

Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors

The Partners

Angeles Opportunity Properties, Ltd.


We have audited the accompanying consolidated balance sheet of Angeles Opportunity Properties, Ltd. as of December 31, 1999, and the related consolidated statements of operations, changes in partners' (deficit) capital and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Opportunity Properties, Ltd. at December 31, 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note J to the consolidated financial statements, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping effective January 1, 1999.

                                                            /s/ERNST & YOUNG LLP

Greenville, South Carolina
February 21, 2000

                        ANGELES OPPORTUNITY PROPERTIES, LTD.

                           CONSOLIDATED BALANCE SHEET
                          (in thousands, except unit data)

                                December 31, 1999

Assets

   Cash and cash equivalents                                              $ 885
   Receivables and deposits                                                 373
   Restricted escrows                                                        36
   Other assets                                                             123
   Investment properties (Notes C and F):
      Land                                                $ 1,018
      Buildings and related personal property               7,896
                                                            8,914

      Less accumulated depreciation                        (2,533)        6,381
                                                                        $ 7,798

Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                        $ 22
   Tenant security deposit liabilities                                       27
   Accrued property taxes                                                   245
   Other liabilities                                                        207
   Mortgage notes payable (Note C)                                        5,394

Partners' (Deficit) Capital
   General partner                                         $ (104)
   Limited partners (12,425 units issued and
      outstanding)                                          2,007         1,903

                                                                        $ 7,798

           See Accompanying Notes to Consolidated Financial Statements

                        ANGELES OPPORTUNITY PROPERTIES, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except unit data)



                                                       Years Ended December 31,
                                                          1999         1998
  Revenues:
   Rental income                                         $2,339       $2,322
   Other income                                             126          153
      Total revenues                                      2,465        2,475

Expenses:
   Operating                                                942        1,006
   General and administrative                               175          173
   Depreciation                                             322          297
   Interest                                                 444          440
   Property taxes                                           243          236
      Total expenses                                      2,126        2,152

Net income (Note D)                                       $ 339        $ 323

Net income allocated to general partner (1%)               $  3         $  3

Net income allocated to limited partners (99%)              336          320

                                                          $ 339        $ 323

Net income per limited partnership unit                  $27.04       $25.75

Distributions per limited partnership unit               $39.84       $19.88


           See Accompanying Notes to Consolidated Financial Statements

                        ANGELES OPPORTUNITY PROPERTIES, LTD.

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                          (in thousands, except unit data)



                                    Limited
                                  Partnership    General    Limited
                                     Units       Partner    Partners     Total

Original capital contributions       12,425        $ 1       $12,425    $12,426

Partners' (deficit) capital
   at December 31, 1997              12,425       $ (98)     $ 2,093    $ 1,995

Net income for the year ended
   December 31, 1998                     --            3         320        323

Distributions to partners                --           (7)       (247)      (254)

Partners' (deficit) capital at
   December 31, 1998                 12,425         (102)      2,166      2,064

Net income for the year
   ended December 31, 1999               --            3         336        339

Distributions to partners                --           (5)       (495)      (500)

Partners' (deficit) capital
   at December 31, 1999              12,425      $ (104)     $ 2,007    $ 1,903


           See Accompanying Notes to Consolidated Financial Statements

                        ANGELES OPPORTUNITY PROPERTIES, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands, except unit data)

                                                         Year Ended December 31,
                                                             1999        1998
Cash flows from operating activities:
  Net income                                               $ 339        $ 323
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                              322          297
   Amortization of discounts and loan costs                   32           32
   Change in accounts:
      Receivables and deposits                              (119)          12
      Other assets                                           (16)           8
      Accounts payable                                         4           (1)
      Tenant security deposit liabilities                     --           (4)
      Accrued property taxes                                  10           11
      Other liabilities                                      117           32

        Net cash provided by operating activities            689          710

Cash flows from investing activities:
  Property improvements and replacements                    (497)        (123)
  Net withdrawals from restricted escrows                    158           53

       Net cash used in investing activities                (339)         (70)

Cash flows from financing activities:
  Payments on mortgage notes payable                         (25)         (23)
  Distributions to partners                                 (500)        (254)

       Net cash used in financing activities                (525)        (277)

Net (decrease) increase in cash and cash equivalents        (175)         363

Cash and cash equivalents at beginning of the period       1,060          697

Cash and cash equivalents at end of period                 $ 885      $ 1,060

Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $ 406        $ 408


           See Accompanying Notes to Consolidated Financial Statements

                        ANGELES OPPORTUNITY PROPERTIES, LTD.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

Note A - Organization and Significant Accounting Policies

Organization: Angeles Opportunity Properties, Ltd. (the "Partnership" or "Registrant") is a California limited partnership organized in June 1984 to operate and hold residential and commercial real estate properties. The Partnership's general partner is Angeles Realty Corporation II ("ARC II" or the "General Partner"), which is a subsidiary of Apartment Investment and Management Company ("AIMCO") (see "Note B"). The directors and officers of the General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership will terminate on December 31, 2035, unless terminated prior to such date. As of December 31, 1999, the Partnership operates two residential properties located in Texas.

Principles of Consolidation: The consolidated financial statements of the Partnership include its 99% limited partnership interests in New Lake Meadows LP and Lakewood AOPL Ltd. The general partner of each of the consolidated partnerships may be removed by the Registrant, therefore, the partnerships are controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated.

Allocations to Partners: Allocations of Profits, Gains and Losses - In accordance with the Partnership Agreement (the "Agreement"), any gain from the sale or other disposition of Partnership assets will be allocated first to the General Partner to the extent of the amount of any Incentive Interest (as defined below) to which the General Partner is entitled. Any gain remaining after said allocation will be allocated to the Limited Partners in proportion to their interests in the Partnership; provided that the gain shall first be allocated to Partners with negative account balances, in proportion to such balances, in an amount equal to the sum of such negative capital account balances. The Partnership will allocate other profits and losses 1% to the General Partner and 99% to the Limited Partners.

Distributions:   Except  as  discussed  below,  the  Partnership  will  allocate distributions 1% to the General Partner and 99% to the Limited Partners.

Upon the sale or other disposition, or refinancing, of any asset of the Partnership, the Distributable Net Proceeds shall be distributed as follows: (i) First, to the Partners in proportion to their interests until the Limited Partners have received proceeds equal to their Original Capital Investment applicable to the property; (ii) Second, to the Partners until the Limited Partners have received distributions from all sources equal to their 6% Cumulative Distribution, (iii) Third, to the General Partner until it has received its cumulative distributions in an amount equal to 3% of the aggregate disposition prices of all real properties, mortgages or other investments sold (Initial Incentive Interest); (iv) Fourth, to the Partners until the Limited Partners have received distributions equal to their 4% (not compounded) Cumulative Distribution, with certain Limited Partners receiving priority distributions ranging from 2% to 6% per annum (not compounded); and (v) Fifth, thereafter, 76% to the Limited Partners in proportion to their interests and 24% to the General Partner (Final Incentive Interest).

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the investment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985 and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the alternative depreciation system is used for depreciation of (1) real property over 40 years and (2) personal property additions over 5-20 years.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping ("Note J").

Cash and Cash Equivalents: Includes cash on hand and in banks, and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Investment Properties: Investment properties consist of two apartment complexes, which are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in either of the years ended December 31, 1999 or 1998.

Loan Costs: Loan costs of approximately $217,000 are being included in other assets in the accompanying consolidated balance sheet and are being amortized on a straight-line basis over the lives of the loans. At December 31, 1999, accumulated amortization is approximately $112,000.

Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its residential leases. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Restricted Escrows:

      Reserve Account - In 1993, a general reserve account was established in conjunction with the refinancing of the Lake Meadows Apartments mortgage note payable. These funds were earmarked for necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership was required to deposit net operating income (as defined in the mortgage note) from the financed property to the reserve account until the reserve account equals $400 per apartment unit, or approximately $38,000. At December 31, 1999, the reserve totaled approximately $24,000, which includes interest earned on these funds.

      Replacement Reserves - The Partnership maintains a replacement reserve with the holder of the mortgage note payable on Lakewood Apartments. These funds are available for the maintenance of the property. The balance at December 31, 1999 was approximately $12,000.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. (See "Note H" for required disclosures).

Advertising Costs: Advertising costs of approximately $45,000 in 1999 and $53,000 in 1998 are charged to expense as incurred and are included in operating expenses.

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

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust ("AIMCO"), with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:

                         Principal      Monthly                           Principal
                         Balance At     Payment    Stated                  Balance
                        December 31,   Including  Interest   Maturity      Due At
Property                    1999       Interest     Rate       Date       Maturity
                             (in thousands)                            (in thousands)
Lake Meadows
  1st mortgage             $1,602        $ 13       7.83%    10/2003       $1,489
  2nd mortgage (a)             54           (b)     7.83%    10/2003           54
Lakewood
  1st mortgage (a)          3,750           23      7.33%    11/2003        3,750
                            5,406        $ 36                              $5,293

 Unamortized discount        (12)

Totals                     $5,394

(a)   Interest only payments.

(b)   Monthly payment is less than $1,000.

The Partnership exercised an interest rate buy-down option for Lake Meadows Apartments when the debt was refinanced in 1993, reducing the stated rate from 8.13% to 7.83%. The fee for the interest rate reduction amounted to $35,000 and is being amortized as a loan discount on the interest method over the life of the loan. The discount fee is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.13%.

The mortgage notes payable are nonrecourse and are secured by pledge of certain of the Partnership's rental properties and by pledge of revenues from the respective rental properties. Certain of the notes require prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1999, are as follows (in thousands):

                                     2000         $  27
                                     2001            30
                                     2002            32
                                     2003         5,317
                                                 $5,406

Note D - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                          1999           1998
Net income as reported                   $  339         $ 323
Add (deduct):
     Depreciation differences               (82)           56
     Unearned income                        (17)           65
     Miscellaneous                           (7)           23
Federal taxable income                    $ 233         $ 467

Federal taxable income per limited
     partnership unit                    $ 1.85        $37.18

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net assets as reported                   $ 1,903
Land and buildings                           199
Accumulated depreciation                     526
Syndication and distribution costs         1,838
Other                                         71

Net assets - Federal tax basis           $ 4,537

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the General Partner and affiliates in 1999 and in 1998 (in thousands):

                                                              1999       1998
   Property management fees (included in operating
     expense)                                                $ 124      $ 121
   Reimbursement for services of affiliates (included
     in general and administrative and operating
     expense and investment properties)                         66         75

During the years ended December 31, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from both of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $124,000 and $121,000 for the years ended December 31, 1999 and 1998, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $66,000 and $75,000 for the years ended December 31, 1999 and 1998, respectively.

Several tender offers were made by various parties, including affiliates of the General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 5,138 limited partnership units in the Partnership representing 41.35% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note F - Real Estate and Accumulated Depreciation

                                            Initial Cost
                                           To Partnership
                                           (in thousands)

                                                   Buildings           Cost
                                                  and Related      Capitalized
                                                    Personal      Subsequent to
     Description     Encumbrances       Land        Property       Acquisition
                    (in thousands)                                (in thousands)

Lake Meadows           $1,644 (1)       $ 473        $1,584           $ 519
Lakewood                3,750             483         3,491           2,364

Totals                 $5,394           $ 956        $5,075          $2,883


(1) Net of $12,000 unamortized discount.

                    Gross Amount At Which Carried
                         At December 31, 1999
                            (in thousands)

                               Buildings
                              And Related
                               Personal               Accumulated      Date     Depreciable
Description          Land      Property     Total     Depreciation   Acquired   Life-Years
                                                     (in thousands)
Lake Meadows         $ 473      $2,103      $2,576       $  744      03/31/88      5-40
Lakewood               545       5,793       6,338        1,789      10/01/89      5-40

      Totals        $1,018      $7,896      $8,914       $2,533

The depreciable lives for buildings and building components are for 10 to 40 years. The depreciable lives for related personal property are for 5 to 7 years.

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                                Years Ended December 31,
                                                  1999            1998
                                                     (in thousands)
Real Estate
Balance at beginning of year                     $8,417          $8,294
    Property improvements                           497             123
Balance at end of year                           $8,914          $8,417

Accumulated Depreciation
Balance at beginning of year                     $2,211          $1,914
    Additions charged to expense                    322             297
Balance at end of year                           $2,533          $2,211

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1999 and 1998 is approximately $9,113,000 and $8,616,000, respectively. Accumulated depreciation for Federal income tax purposes at December 31, 1999 and 1998, is approximately $2,007,000 and $1,602,000, respectively.

Note G - Distributions

Total cash distributed from operations was approximately $500,000 ($39.84 per limited partnership unit) for the year ended December 31, 1999. Total cash distributed from operations during the year ended December 31, 1998, was approximately $254,000 ($19.88 per limited partnership unit).

Note H - Segment Reporting

Description of types of products and services from which each reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of two apartment complexes in the state of Texas. The Partnership rents apartment units to people for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit/(loss) before depreciation. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years 1999 and 1998 is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments.

                 1999                   Residential      Other       Totals
                                                   (in thousands)
Rental income                             $ 2,339         $  --     $ 2,339
Other income                                  105            21         126
Interest expense                              444            --         444
Depreciation                                  322            --         322
General and administrative expense             --           175         175
Segment profit (loss)                         493          (154)        339
Total assets                                7,353           445       7,798
Capital expenditures for investment
  properties                                  497            --         497

                 1998                   Residential      Other       Totals
                                                   (in thousands)
Rental income                             $ 2,322         $  --     $ 2,322
Other income                                  126            27         153
Interest expense                              440            --         440
Depreciation                                  297            --         297
General and administrative expense             --           173         173
Segment profit (loss)                         469          (146)        323
Total assets                                7,112           736       7,848
Capital expenditures for investment
  properties                                  123            --         123

Note I - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note J - Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. The effect of the change in 1999 was to increase net income by approximately $121,000 ($9.64 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the General Partner and affiliates.

Item 8. Changes in and Disagreements with Accountant on Accounting and Financial Disclosures

        None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The names of the directors and executive officers of Angeles Realty Corporation II ("ARC II"), the Partnership's General Partner, their ages and the nature of all positions with ARC II presently held by them are as follows:

Name                        Age   Position

Patrick J. Foye             42    Executive Vice President and Director

Martha L. Long              40    Senior Vice President and Controller

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Forms 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years except as follows:
AIMCO Properties, L.P. and its joint filers failed to timely file a Form 3 with respect to its acquisition of Units and AIMCO and its joint filers failed to timely file a Form 4 with respect to its acquisition of Units.

Item 10.    Executive Compensation

None of the directors and officers of the General Partner received any renumeration from the Registrant during the year ended December 31, 1999.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1999.

Entity                                  Number of Units      Percentage

Insignia Properties LP                         405              3.26%
  (an affiliate of AIMCO)
Cooper River Properties, LLC                   969              7.80%
  (an affiliate of AIMCO)
AIMCO Properties, LP                         3,764             30.29%
  (an affiliate of AIMCO)

Insignia Properties LP and Cooper River Properties LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29601. AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222. No director or officer of the General Partner owns any Units.

The Partnership knows of no contractual arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Partnership, except for as follows: Article 12.1 of the Agreement, which provide that upon a vote of the Limited Partners holding more than 50% of the then outstanding Limited Partnership Units the General Partners may be expelled from the Partnership upon 90 days written notice. In the event that a successor general partner has been elected by Limited Partners holding more than 50% of the then outstanding Limited Partnership Units and if said Limited Partners elect to continue the business of the Partnership, the Partnership is required to pay in cash to the expelled General Partner an amount equal to the accrued and unpaid management fee described in Article 10 of the Agreement and to purchase the General Partners' interest in the Partnership on the effective date of the expulsion, which shall be an amount equal to the difference between (i) the balance of the General Partners' capital account and (ii) the fair market value of the share of Distributable Net Proceeds to which the General Partner would be entitled. Such determination of the fair market value of the share of Distributable Net Proceeds is defined in Article 12.2(b) of the Agreement.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of both Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the General Partner and affiliates in 1999 and in 1998 (in thousands):

                                                              1999       1998

   Property management fees                                   $124       $121
   Reimbursement for services of affiliates                     66         75

During the years ended December 31, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $124,000 and $121,000 for the years ended December 31, 1999 and 1998, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $66,000 and $75,000 for the years ended December 31, 1999 and 1998, respectively.

Several tender offers were made by various parties, including affiliates of the General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 5,138 limited partnership units in the Partnership representing 41.35% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

                                     PART IV

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            Exhibit 18, Independent Accountants' Preferability Letter for Change in Accounting Principle, is filed as an exhibit to this report.

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      (b) Reports on Form 8-K filed during the fourth quarter of calendar year 1999:

            None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ANGELES OPPORTUNITY PROPERTIES, LTD.

                                    By:   Angeles Realty Corporation II
                                          It's General Partner

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

/s/Patrick J. Foye      Executive Vice President      Date:
Patrick J. Foye         and Director

/s/Martha L. Long       Senior Vice President         Date:
Martha L. Long          and Controller

                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                                  EXHIBIT INDEX


Exhibit Number    Description of Exhibit

       2.1 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT, filed in Form 8-K on October 16, 1998.

       3.1 Amendment Certificate and Agreement of the Limited Partnership filed in the Partnership's prospectus dated July 7, 1986, which is incorporated herein by reference

      10.1 Purchase and Sale Agreement with Exhibits - Lake Meadows Apartments filed in Form 8K dated March 31, 1988, incorporated herein by reference

      10.2 Purchase and Sale Agreement with Exhibits - Oquendo Warehouses filed in Form 8K dated April 26, 1988, and is incorporated herein by reference

      10.3 Joint Venture Agreement - Lakewood Project Joint Venture filed in Form 8K dated December 31, 1990, and is incorporated herein by reference

      10.4 General Partnership Agreement - AOPL-AMIT Rolling Greens Joint Venture dated December 28, 1989, filed in Form 8K dated December 31, 1990, and is incorporated herein by reference

      10.5 Stock Purchase Agreement dated November 24, 1992 showing the purchase of 100% of the outstanding stock of Angeles Realty Corporation II by IAP GP Corporation, a subsidiary of MAE GP Corporation, filed in Form 8K dated December 31, 1992, which is incorporated herein by reference

      10.6        Contracts related to the refinancing of debt.

               a) First Deeds of Trust and Security Agreements dated September 30, 1993 between New Lake Meadows, L.P. and Lexington
                    Mortgage Company, a Virginia Corporation, securing Lake Meadows Apartments.

               b) Second Deeds of Trust and Security Agreements dated September 30, 1993 between New Lake Meadows, L.P. and Lexington Mortgage Company, a Virginia Corporation, securing Lake Meadows Apartments.

               c) First Assignments of Leases and Rents dated September 30, 1993 between New Lake Meadows, L.P. and Lexington Mortgage Company, a Virginia Corporation, securing Lake Meadows Apartments.

               d) Second Assignments of Leases and Rents dated September 30, 1993 between New Lake Meadows, L.P. and Lexington Mortgage Company, a Virginia Corporation, securing Lake Meadows Apartments.

               e) First Deeds of Trust Notes dated September 30, 1993 between New Lake Meadows, L.P. and Lexington Mortgage Company, relating to Lake Meadows Apartments.

               f) Second Deeds of Trust Notes dated September 30, 1993 between New Lake Meadows, L.P. and Lexington Mortgage Company, relating to Lake Meadows Apartments.

      10.7 Commercial Contract to Buy Real Estate between Angeles Opportunity Properties, Ltd. and Paul Willet, Mark Nagle and Kime Nagle dated August 1, 1994, documenting the sale of Oquendo Warehouse located at 3550 West Quail Avenue.

      10.8 Contract of Sale between Angeles Opportunity Properties, Ltd. and Roberts Ranch Venture L.P. dated March 30, 1995, documenting the sale of Oquendo Warehouse located at 3655 West Quail and 3600 West Oquendo.

      10.9 Multifamily Note dated November 1, 1996, between Lakewood AOPL and Lehman Brothers Holdings Inc., a Delaware Corporation, securing Lakewood Apartments.

      18 Independent Accountants' Preferability Letter for Change in Accounting Principle.

      27       Financial Data Schedule.

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

                                                                     Exhibit 18



February 7, 2000



Mr. Patrick J. Foye
Executive Vice President
Angeles Realty Corporation II
General Partner of Angeles Opportunity Properties, Ltd.
55 Beattie Place
P.O. Box 1089
Greenville, South Carolina 29602

Dear Mr. Foye:

Note J of Notes to the Consolidated Financial Statements of Angeles Opportunity Properties, Ltd. included in its Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. You have advised us that you believe that the change is to a preferable method in your circumstances because it provides a better matching of expenses with the related benefit of the expenditures and is consistent with policies currently being used by your industry and conforms to the policies of the General Partner.

There are no authoritative criteria for determining a preferable method based on the particular circumstances; however, we conclude that the change in the method of accounting for exterior painting and major landscaping is to an acceptable alternative method, which based on your business judgment to make this change for the reasons cited above, is preferable in your circumstances.

                                                              Very truly yours,
                                                           /s/Ernst & Young LLP