Form 10QSB
period 2000-03-31
ANGELES OPPORTUNITY PROPERTIES LTD
filed 2000-05-09
CIK 789282

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

                   For the quarterly period ended March 31, 2000


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
                          (in thousands, except unit data)

                                 March 31, 2000

Assets
   Cash and cash equivalents                                                  $ 543
   Receivables and deposits                                                     182
   Restricted escrows                                                            48
   Other assets                                                                 131
   Investment properties:
      Land                                                    $ 1,018
      Buildings and related personal property                   7,931
                                                                8,949

      Less accumulated depreciation                            (2,618)        6,331

                                                                            $ 7,235

Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                           $  18
   Tenant security deposit liabilities                                           28
   Accrued property taxes                                                        71
   Other liabilities                                                             83
   Mortgage notes payable                                                     5,389

Partners' (Deficit) Capital:
   General partner                                             $ (110)
   Limited partners (12,425 units issued and
      outstanding)                                              1,756         1,646
                                                                            $ 7,235

            See Accompanying Notes to Consolidated Financial Statements

b)

                        ANGELES OPPORTUNITY PROPERTIES, LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                                        Three Months Ended
                                                            March 31,
                                                        2000           1999
Revenues:
   Rental income                                       $  567          $ 587
   Other income                                            23             35
      Total revenues                                      590            622

Expenses:
   Operating                                              233            234
   General and administrative                              28             39
   Depreciation                                            85             77
   Interest                                               104            110
   Property taxes                                          63             53
      Total expenses                                      513            513

Net income                                              $  77          $ 109

Net income allocated to general partner (1%)            $   1            $ 1

Net income allocated to limited partners (99%)             76            108

                                                        $  77          $ 109

Net income per limited partnership unit                $ 6.12         $ 8.69

Distributions per limited partnership unit             $26.32           $ --

            See Accompanying Notes to Consolidated Financial Statements

c)

                        ANGELES OPPORTUNITY PROPERTIES, LTD.
          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)

                                      Limited
                                     Partnership     General     Limited
                                        Units        Partner     Partners     Total

Original capital contributions         12,425         $    1      $12,425    $12,426

Partners' (deficit) capital at
   December 31, 1999                   12,425         $ (104)     $ 2,007    $ 1,903

Distributions to partners                  --             (7)        (327)      (334)

Net income for the three months
   ended March 31, 2000                    --              1           76         77

Partners' (deficit) capital
   at March 31, 2000                   12,425         $ (110)     $ 1,756    $ 1,646

            See Accompanying Notes to Consolidated Financial Statements

d)
                        ANGELES OPPORTUNITY PROPERTIES, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2000        1999
Cash flows from operating activities:
  Net income                                                      $ 77        $ 109
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                      85          77
   Amortization of loan costs and discount                            9           8
   Change in accounts:
      Receivables and deposits                                      191          75
      Other assets                                                  (15)        (20)
      Accounts payable                                               (4)          3
      Tenant security deposit liabilities                             1          --
      Accrued property taxes                                       (174)       (180)
      Other liabilities                                            (124)         (6)
         Net cash provided by operating activities                   46          66

Cash flows from investing activities:
  Property improvements and replacements                            (35)        (87)
  Net (deposits to) withdrawals from restricted escrows             (12)         50
         Net cash used in investing activities                      (47)        (37)

Cash flows from financing activities:
  Payments on mortgage notes payable                                 (7)         (6)
  Distributions to partners                                        (334)         --
         Net cash used in financing activities                     (341)         (6)

Net (decrease) increase in cash and cash equivalents               (342)         23

Cash and cash equivalents at beginning of period                    885       1,060

Cash and cash equivalents at end of period                       $  543      $1,083

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $  101       $ 102

            See Accompanying Notes to Consolidated Financial Statements

e)
                        ANGELES OPPORTUNITY PROPERTIES, LTD.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Opportunity Properties, Ltd. (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

Principles of Consolidation

The consolidated financial statements of the Partnership include its 99% limited partnership interests in New Lake Meadows LP and Lakewood AOPL Ltd. The General Partner of this consolidated partnership is the general partner. The Partnership may remove the general partner of both of these 99% owned partnerships; therefore, the partnerships are controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated.

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

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with the General Partner and its affiliates were incurred during the three months ended March 31, 2000 and 1999:

                                                              2000       1999
                                                              (in thousands)
   Property management fees (included in
     operating expenses)                                      $ 30       $ 32
   Reimbursement for services of affiliates
     (included in general and administrative expenses
     and investment properties)                                 14         20

During the three months ended March 31, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $30,000 and $32,000 for the three months ended March 31, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursements of accountable administrative expense amounting to approximately $14,000 and $20,000 for the three months ended March 31, 2000 and 1999, respectively.

AIMCO and its affiliates currently own 5,138 limited partnership units in the Partnership representing 41.35% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 41.35% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note D - Distributions

During the three months ended March 31, 2000, a distribution of $330,000 (approximately $327,000 to the limited partners, $26.32 per limited partnership unit) was paid to the partners from cash from operations. In conjunction with the transfer of funds from certain majority-owned sub-tier limited partnerships to the Partnership, approximately $4,000 was distributed to the general partner of the majority-owned sub-tier limited partnerships. There were no distributions during the three months ended March 31, 1999.

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

Measurement of segment profit or loss: The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Factors management used to identify the enterprise's reportable segments: The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three months ended March 31, 2000 and 1999, is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments.

                2000                  Residential    Other      Totals
                                                 (in thousands)
Rental income                            $ 567        $  --       $ 567
Other income                                 22           1          23
Interest expense                            104          --         104
Depreciation                                 85          --          85
General and administrative expense           --          28          28
Segment profit (loss)                       104         (27)         77
Total assets                              7,184          51       7,235
Capital expenditures for
  investment properties                      35          --          35


                  1999                 Residential    Other      Totals
                                                 (in thousands)
Rental income                           $  587        $ --       $ 587
Other income                                27           8          35
Interest expense                           110          --         110
Depreciation                                77          --          77
General and administrative expense          --          39          39
Segment profit (loss)                      140         (31)        109
Total assets                             6,938         831       7,769
Capital expenditures for
  investment properties                     87          --          87

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy for each of the properties for the three months ended March 31, 2000 and 1999:

                                                Average Occupancy
      Property                                  2000         1999

      Lake Meadows Apartments                    98%          98%
         Garland, Texas
      Lakewood Apartments (1)                    88%          94%
         Tomball, Texas

(1)   Occupancy  at  Lakewood   Apartments   decreased  due  to  new  apartments
      constructed in the area and a layoff by a major employer.

Results from Operations

The Partnership reported net income of approximately $77,000 and $109,000 for the three months ended March 31, 2000 and 1999, respectively. The decrease in net income is attributable to a decrease in total revenues. The decrease in total revenues is due to decreased rental income and other income. Rental income decreased due to reduced occupancy at Lakewood Apartments as well as increased concession costs and bad debt expense at Lakewood Apartments. These decreases in rental revenue were partially offset by increased rental rates at both of the Partnership's properties. Other income decreased due to lower cash balances in interest bearing accounts and reduced tenant charges at Lakewood Apartments.

Total expenses remained constant between the two periods. The increase in depreciation expense and property tax expense was offset by reduced general and administrative expense and interest expense. The increase in depreciation expense is primarily attributable to the increase in depreciable assets put into service in the last twelve months. The increase in property tax expense is primarily attributable to increases in the assessed values of both investment properties. General and administrative expenses decreased primarily due to reduced general partner reimbursements. Included in general and administrative expenses for the three months ended March 31, 2000 and 1999 are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. Interest expense decreased as a result of principle payments made on the properties' mortgages.

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

Liquidity and Capital Resources

At March 31, 2000, the Partnership had cash and cash equivalents of approximately $543,000 compared to approximately $1,083,000 for the corresponding period in 1999. The net decrease in cash and cash equivalents was approximately $342,000 from the year ended December 31, 1999, and is due to approximately $341,000 and $47,000 of cash used in financing and investing activities, respectively, offset by approximately $46,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of distributions to the partners and, to a lesser extent, payments of principal made on the mortgages encumbering Lake Meadows Apartments. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lenders. The Partnership invests its working capital reserves in money market accounts.

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

Lake Meadows Apartments

Approximately $65,000 was budgeted for capital improvements for the year 2000 at Lake Meadows Apartments consisting primarily of carpet and vinyl replacement, interior decorations, parking lot improvements, and structural improvements. During the three months ended March 31, 2000, the Partnership completed approximately $10,000 of such budgeted capital improvements at Lake Meadows Apartments, consisting primarily of carpet and vinyl replacement and structural upgrades. These improvements were funded from operating cash flow and replacement reserves.

Lakewood Apartments

Approximately $93,000 was budgeted for capital improvements for the year 2000 at Lakewood Apartments consisting primarily of carpet and tile replacement, air conditioning unit replacement, structural upgrades, and appliance replacements. During the three months ended March 31, 2000, the Partnership completed approximately $25,000 of such budgeted capital improvements at the property, consisting primarily of carpet and tile replacements, appliance replacements and office equipment. These improvements were funded from operating cash flow.

The additional capital expenditures will be incurred only to the extent of cash available from operations and from the Partnership's reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $5,389,000, net of discount, is interest only or is being amortized over 343 months with balloon payments due at maturity dates of October and November 2003. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the three months ended March 31, 2000, a distribution of $330,000 (approximately $327,000 to the limited partners, $26.32 per limited partnership unit) was paid to the partners consisting of cash from operations. In conjunction with the transfer of funds from certain majority-owned sub-tier limited partnerships to the Partnership, approximately $4,000 was distributed to the general partner of the majority-owned sub-tier limited partnerships. There were no distributions during the three months ended March 31, 1999. The Partnership's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners for the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part 1 - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2000.

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