Form 10QSB
period 2000-06-30
ANGELES OPPORTUNITY PROPERTIES LTD
filed 2000-08-08
CIK 789282

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

                    For the quarterly period ended June 30, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                        ANGELES OPPORTUNITY PROPERTIES, LTD.

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                  June 30, 2000

Assets
   Cash and cash equivalents                                                 $  112
   Receivables and deposits                                                     227
   Restricted escrows                                                            83
   Other assets                                                                 115
   Investment properties:
      Land                                                    $ 1,018
      Buildings and related personal property                   7,951
                                                                8,969

      Less accumulated depreciation                            (2,704)        6,265

                                                                            $ 6,802

Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                                           $  27
   Tenant security deposit liabilities                                           28
   Accrued property taxes                                                       124
   Other liabilities                                                            109
   Mortgage notes payable                                                     5,384

Partners' (Deficit) Capital:
   General partner                                             $ (121)
   Limited partners (12,425 units issued and
      outstanding)                                              1,251         1,130

                                                                            $ 6,802

            See Accompanying Notes to Consolidated Financial Statements

b)

                        ANGELES OPPORTUNITY PROPERTIES, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)



                                          Three Months Ended         Six Months Ended
                                               June 30,                  June 30,
                                           2000         1999         2000         1999
Revenues:
  Rental income                           $  586        $ 586      $ 1,153      $ 1,173
  Other income                                38           30           61           65
    Total revenues                           624          616        1,214        1,238

Expenses:
  Operating                                  259          230          492          464
  General and administrative                  58           42           86           81
  Depreciation                                86           73          171          150
  Interest                                   110          110          214          220
  Property taxes                              54           61          117          114
    Total expenses                           567          516        1,080        1,029

Net income                                 $  57        $ 100        $ 134        $ 209

Net income allocated to general
  partner (1%)                             $   1          $ 1          $ 1          $ 2
Net income allocated to limited
  partners (99%)                              56           99          133          207

                                           $  57        $ 100        $ 134        $ 209
Net income per limited
  partnership unit                        $ 4.51       $ 7.97      $ 10.70      $ 16.66

Distributions per limited

  partnership unit                       $ 45.23        $ --       $ 71.55        $ --

            See Accompanying Notes to Consolidated Financial Statements

c)

                        ANGELES OPPORTUNITY PROPERTIES, LTD.

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners     Total

Original capital contributions         12,425          $   1      $12,425    $12,426

Partners' (deficit) capital at
   December 31, 1999                   12,425         $ (104)     $ 2,007    $ 1,903

Distributions to partners                  --            (18)        (889)      (907)

Net income for the six months
   ended June 30, 2000                     --              1          133        134

Partners' (deficit) capital
   at June 30, 2000                    12,425         $ (121)     $ 1,251    $ 1,130


            See Accompanying Notes to Consolidated Financial Statements

d)
                        ANGELES OPPORTUNITY PROPERTIES, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)


                                                                  Six Months Ended
                                                                        June 30,

                                                                  2000        1999
Cash flows from operating activities:

  Net income                                                     $ 134        $  209
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                     171          150
   Amortization of loan costs and discount                           17           17
   Change in accounts:
      Receivables and deposits                                      146           (3)
      Other assets                                                   (6)         (22)
      Accounts payable                                                5            1
      Tenant security deposit liabilities                             1            1
      Accrued property taxes                                       (121)        (119)
      Other liabilities                                             (98)          (9)
         Net cash provided by operating activities                  249          225

Cash flows from investing activities:

  Property improvements and replacements                            (55)        (122)
  Net (deposits to) withdrawals from restricted escrows             (47)          33
         Net cash used in investing activities                     (102)         (89)

Cash flows from financing activities:

  Payments on mortgage notes payable                                (13)         (12)
  Distributions to partners                                        (907)          --
         Net cash used in financing activities                     (920)         (12)

Net (decrease) increase in cash and cash equivalents               (773)         124

Cash and cash equivalents at beginning of period                    885        1,060

Cash and cash equivalents at end of period                       $  112      $ 1,184

Supplemental disclosure of cash flow information:

  Cash paid for interest                                         $  202        $ 203


            See Accompanying Notes to Consolidated Financial Statements

e)
                        ANGELES OPPORTUNITY PROPERTIES, LTD.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Opportunity Properties, Ltd. (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

Principles of Consolidation

The consolidated financial statements of the Partnership include its 99% limited partnership interests in New Lake Meadows LP and Lakewood AOPL Ltd. The general partner of these consolidated partnerships is the General Partner. The
Partnership may remove the general partner of both of these 99% owned partnerships; therefore, the partnerships are controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated.

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

The following transactions with the General Partner and its affiliates were incurred during the six months ended June 30, 2000 and 1999:

                                                              2000       1999
                                                              (in thousands)
   Property management fees (included in
     operating expenses)                                      $ 61       $ 62
   Reimbursement for services of affiliates
     (included in general and administrative expenses
     and investment properties)                                 31         26
   Due from General Partner                                     --         15

During the six months ended June 30, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $61,000 and $62,000 for the six months ended June 30, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursements of accountable administrative expense amounting to approximately $31,000 and $26,000 for the six months ended June 30, 2000 and 1999, respectively.

AIMCO and its affiliates currently own 5,209 limited partnership units in the Partnership representing 41.92% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 41.92% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note D - Distributions

During the six months ended June 30, 2000, distributions of approximately $898,000 (approximately $889,000 to the limited partners or $71.55 per limited partnership unit) were paid to the partners from cash from operations. In conjunction with the transfer of funds from certain majority-owned sub-tier limited partnerships to the Partnership, approximately $9,000 was distributed to the general partner of the majority-owned sub-tier limited partnerships. There were no distributions during the six months ended June 30, 1999.

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

Segment information for the three and six month periods ended June 30, 2000 and 1999, is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments.

  Three months ended June 30, 2000    Residential    Other      Totals
                                                (in thousands)

Rental income                            $  586        $ --       $ 586
Other income                                 37           1          38
Interest expense                            110          --         110
Depreciation                                 86          --          86
General and administrative expense           --          58          58
Segment profit (loss)                       114         (57)         57


   Six months ended June 30, 2000     Residential    Other      Totals
                                                (in thousands)
Rental income                           $ 1,153       $  --     $ 1,153
Other income                                 59           2          61
Interest expense                            214          --         214
Depreciation                                171          --         171
General and administrative expense           --          86          86
Segment profit (loss)                       218         (84)        134
Total assets                              6,764          38       6,802
Capital expenditures for
  investment properties                      55          --          55


  Three months ended June 30, 1999    Residential    Other      Totals
                                                (in thousands)

Rental income                            $  586        $ --       $ 586
Other income                                 23           7          30
Interest expense                            110          --         110
Depreciation                                 73          --          73
General and administrative expense           --          42          42
Segment profit (loss)                       135         (35)        100


   Six months ended June 30, 1999     Residential    Other      Totals
                                                (in thousands)
Rental income                           $ 1,173       $  --     $ 1,173
Other income                                 50          15          65
Interest expense                            220          --         220
Depreciation                                150          --         150
General and administrative expense           --          81          81
Segment profit (loss)                       275         (66)        209
Total assets                              7,125         797       7,922
Capital expenditures for
  investment properties                     122          --         122

Note F - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy for each of the properties for the six months ended June 30, 2000 and 1999:

                                                Average Occupancy

      Property                                  2000         1999

      Lake Meadows Apartments                    98%          97%
         Garland, Texas
      Lakewood Apartments (1)                    90%          94%
         Tomball, Texas

(1)   Occupancy  at  Lakewood   Apartments   decreased  due  to  new  apartments
      constructed in the area and a layoff by a major employer.

Results of Operations

The Partnership had net income of approximately $134,000 for the six months ended June 30, 2000, as compared to net income of approximately $209,000 for the six months ended June 30, 1999. The Partnership had net income of approximately $57,000 for the three months ended June 30, 2000, as compared to net income of approximately $100,000 for the three months ended June 30, 1999. The decrease in net income for the six months ended June 30, 2000 was due to a decrease in total revenues and an increase in total expenses. For the three months ended June 30, 2000 the decrease in net income was due to an increase in total expenses, slightly offset by an increase in total revenues. The decrease in total revenues for the six month period was due to reduced rental income. Rental income for the six month period decreased due to reduced occupancy at Lakewood Apartments partially offset by increased rental rates at Lake Meadows Apartments. For the three month period, total revenues increased due to increased other income, while rental income remained constant. The increase in other income for the three month period was due to increased interest income and increased vending and cable television income.

Total expenses for the three and six month periods ended June 30, 2000 increased primarily due to increased operating, depreciation, and general and administrative expenses. In addition, general and administrative expense increased during the three month period ended June 30, 2000. The increase in operating expenses is primarily due to increases in maintenance expenses, salary increases and commissions and bonuses paid primarily at Lakewood Apartments. The increase in depreciation expense is primarily attributable to the increase in depreciable assets put into service in the last twelve months. The increase in general and administrative expenses is primarily attributable to an increase in professional fees and general partner reimbursements partially offset by reduced legal fees. Included in general and administrative expenses for the three and six months ended June 30, 2000 and 1999 are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 2000, the Partnership had cash and cash equivalents of approximately $112,000 compared to approximately $1,184,000 for the corresponding period in 1999. The net decrease in cash and cash equivalents was approximately $773,000 from the year ended December 31, 1999, and is due to approximately $920,000 and $102,000 of cash used in financing and investing activities, respectively, partially offset by approximately $249,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to the partners and, to a lesser extent, payments of principal made on the mortgage encumbering Lake Meadows Apartments. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lenders. The Partnership invests its working capital reserves in money market accounts.

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

Lake Meadows Apartments

Approximately $65,000 was budgeted for capital improvements for the year 2000 at Lake Meadows Apartments consisting primarily of carpet and vinyl replacement, interior decorations, parking lot improvements, and structural improvements. During the six months ended June 30, 2000, the Partnership completed approximately $19,000 of such budgeted capital improvements at Lake Meadows Apartments, consisting primarily of carpet and vinyl replacement, appliances, and structural upgrades. These improvements were funded from operating cash flow and replacement reserves.

Lakewood Apartments

Approximately $93,000 was budgeted for capital improvements for the year 2000 at Lakewood Apartments consisting primarily of carpet and tile replacement, air conditioning unit replacement, structural upgrades, and appliance replacements. During the six months ended June 30, 2000, the Partnership completed approximately $36,000 of such budgeted capital improvements at the property, consisting primarily of carpet and tile replacements, appliance replacements, air conditioning unit replacements, and office equipment. These improvements were funded from operating cash flow.

The additional capital expenditures will be incurred only to the extent of cash available from operations and from the Partnership's reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $5,384,000, net of discount, is interest only (with respect to $3,750,000 of such indebtedness) or is being amortized over 343 months (with respect to $1,643,000 of such indebtedness) with in both instances balloon payments due at the maturity dates of October and November 2003. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the six months ended June 30, 2000, distributions of approximately $898,000 (approximately $889,000 to the limited partners or $71.55 per limited partnership unit) were paid to the partners consisting of cash from operations. In conjunction with the transfer of funds from certain majority-owned sub-tier limited partnerships to the Partnership, approximately $9,000 was distributed to the general partner of the majority-owned sub-tier limited partnerships. There were no distributions during the six months ended June 30, 1999. The Partnership's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners for the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2000.

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