Form 10QSB
period 2000-09-30
ANGELES OPPORTUNITY PROPERTIES LTD
filed 2000-11-13
CIK 789282

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

                 For the quarterly period ended September 30, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                        ANGELES OPPORTUNITY PROPERTIES, LTD.

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                               September 30, 2000

Assets

   Cash and cash equivalents                                                 $  289
   Receivables and deposits                                                     249
   Restricted escrows                                                            72
   Other assets                                                                 114
   Investment properties:
      Land                                                    $ 1,013
      Buildings and related personal property                   8,012
                                                                9,025

      Less accumulated depreciation                            (2,787)        6,238

                                                                            $ 6,962

Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                                         $    17
   Tenant security deposit liabilities                                           30
   Accrued property taxes                                                       192
   Other liabilities                                                            127
   Mortgage notes payable                                                     5,378

Partners' (Deficit) Capital:
   General partner                                             $ (120)
   Limited partners (12,425 units issued and
      outstanding)                                              1,338         1,218

                                                                            $ 6,962

            See Accompanying Notes to Consolidated Financial Statements


b)

                        ANGELES OPPORTUNITY PROPERTIES, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)



                                          Three Months Ended         Nine Months Ended
                                             September 30,             September 30,
                                           2000         1999         2000         1999
Revenues:
  Rental income                           $  619       $  593      $ 1,772      $ 1,766
  Other income                                34           31           95           96
    Total revenues                           653          624        1,867        1,862

Expenses:
  Operating                                  245          244          737          708
  General and administrative                  59           36          145          117
  Depreciation                                83           69          254          219
  Interest                                   109          109          323          329
  Property taxes                              69           62          186          176
    Total expenses                           565          520        1,645        1,549

Net income                                $   88       $  104      $   222      $   313

Net income allocated to general
  partner (1%)                            $    1       $    1      $     2      $     3
Net income allocated to limited
  partners (99%)                              87          103          220          310

                                          $   88       $  104      $   222      $   313
Net income per limited
  partnership unit                        $ 7.00       $ 8.29      $ 17.71      $ 24.95

Distributions per limited

  partnership unit                        $   --       $ 39.84     $ 71.55      $ 39.84

            See Accompanying Notes to Consolidated Financial Statements

c)

                        ANGELES OPPORTUNITY PROPERTIES, LTD.

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners     Total

Original capital contributions         12,425          $ 1        $12,425    $12,426

Partners' (deficit) capital at
   December 31, 1999                   12,425         $ (104)     $ 2,007    $ 1,903

Distributions to partners                  --            (18)        (889)      (907)

Net income for the nine months
   ended September 30, 2000                --              2          220        222

Partners' (deficit) capital

   at September 30, 2000               12,425         $ (120)     $ 1,338    $ 1,218

            See Accompanying Notes to Consolidated Financial Statements

d)
                        ANGELES OPPORTUNITY PROPERTIES, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,

                                                                  2000        1999
Cash flows from operating activities:

  Net income                                                     $ 222        $ 313
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                     254          219
   Amortization of loan costs and discount                           25           24
   Change in accounts:
      Receivables and deposits                                      124          (52)
      Other assets                                                  (12)         (23)
      Accounts payable                                               (5)          13
      Tenant security deposit liabilities                             3           --
      Accrued property taxes                                        (53)         (58)
      Other liabilities                                             (80)          (9)
         Net cash provided by operating activities                  478          427

Cash flows from investing activities:

  Property improvements and replacements                           (111)        (240)
  Net (deposits to) withdrawals from restricted escrows             (36)          57
         Net cash used in investing activities                     (147)        (183)

Cash flows from financing activities:

  Payments on mortgage notes payable                                (20)         (19)
  Distributions to partners                                        (907)        (500)
         Net cash used in financing activities                     (927)        (519)

Net decrease in cash and cash equivalents                          (596)        (275)

Cash and cash equivalents at beginning of period                    885        1,060

Cash and cash equivalents at end of period                       $ 289        $ 785

Supplemental disclosure of cash flow information:

  Cash paid for interest                                         $ 303        $ 304

            See Accompanying Notes to Consolidated Financial Statements

e)
                        ANGELES OPPORTUNITY PROPERTIES, LTD.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Opportunity Properties, Ltd. (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

The following transactions with the General Partner and its affiliates were paid or accrued during the nine months ended September 30, 2000 and 1999:

                                                              2000       1999
                                                              (in thousands)
   Property management fees (included in
     operating expenses)                                      $ 93       $ 94
   Reimbursement for services of affiliates
     (included in general and administrative expenses
     and investment properties)                                 69         40
   Due to affiliates (included in other liabilities)             7         --

During the nine months ended September 30, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $93,000 and $94,000 for the nine months ended September 30, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursements of accountable administrative expense amounting to approximately $69,000 and $40,000 for the nine months ended September 30, 2000 and 1999, respectively. Approximately $7,000 of which was accrued and is included in other liabilities at September 30, 2000.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 5,472 limited partnership units in the Partnership representing 44.04% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 44.04% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note D - Distributions

During the nine months ended September 30, 2000, distributions of approximately $898,000 (approximately $889,000 to the limited partners or $71.55 per limited partnership unit) were paid to the partners from cash from operations. In conjunction with the transfer of funds from certain majority-owned sub-tier limited partnerships to the Partnership, approximately $9,000 was distributed to the general partner of the majority-owned sub-tier limited partnerships. During the nine months ended September 30, 1999, a distribution of $500,000 ($495,000 to the limited partners or $39.84 per limited partnership unit) was paid to the partners from operations. Subsequent to September 30, 2000, the Partnership declared and paid a distribution of approximately $123,000 (approximately $122,000 paid to the limited partners or $9.82 per limited partnership unit) from operations.

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

Segment information for the three and nine month periods ended September 30, 2000 and 1999, is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments.

 Three Months Ended September 30, 2000    Residential    Other      Totals
                                                   (in thousands)
Rental income                                $ 619        $ --      $ 619
Other income                                     33           1         34
Interest expense                                109          --        109
Depreciation                                     83          --         83
General and administrative expense               --          59         59
Segment profit (loss)                           146         (58)        88

  Nine Months Ended September 30, 2000   Residential     Other      Totals
                                                   (in thousands)
Rental income                              $ 1,772       $ --      $ 1,772
Other income                                    92            3         95
Interest expense                               323           --        323
Depreciation                                   254           --        254
General and administrative expense              --          145        145
Segment profit (loss)                          364         (142)       222
Total assets                                 6,881           81      6,962
Capital expenditures for
  investment properties                        111           --        111


 Three Months ended September 30, 1999   Residential     Other      Totals
                                                   (in thousands)
Rental income                               $ 593        $ --       $ 593
Other income                                    28            3         31
Interest expense                               109           --        109
Depreciation                                    69           --         69
General and administrative expense              --           36         36
Segment profit (loss)                          137          (33)       104

  Nine Months ended September 30, 1999   Residential     Other      Totals
                                                   (in thousands)
Rental income                              $ 1,766       $ --      $ 1,766
Other income                                    78           18         96
Interest expense                               329           --        329
Depreciation                                   219           --        219
General and administrative expense              --          117        117
Segment profit (loss)                          412          (99)       313
Total assets                                 7,329          263      7,592
Capital expenditures for
  investment properties                        240           --        240

Note F - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy for each of the properties for the nine months ended September 30, 2000 and 1999:

                                                Average Occupancy

      Property                                  2000          1999

      Lake Meadows Apartments                    98%          96%
         Garland, Texas
      Lakewood Apartments                        92%          94%
         Tomball, Texas

Results of Operations

The Partnership had net income of approximately $222,000 for the nine months ended September 30, 2000, as compared to net income of approximately $313,000 for the nine months ended September 30, 1999. The Partnership had net income of approximately $88,000 for the three months ended September 30, 2000, as compared to net income of approximately $104,000 for the three months ended September 30, 1999. The decrease in net income for the three and nine months ended September 30, 2000 was due to an increase in total expenses, offset slightly by an increase in total revenues. Total revenues increased due to an increase in average annual rental rates at both properties and an increase in occupancy at Lake Meadows Apartments, offset by a decrease in occupancy at Lakewood Apartments.

For the three and nine months ended September 30, 2000, total expenses increased due to increases in general and administrative, depreciation and property tax expense. Depreciation increased due to an increase in depreciable assets put into service over the past twelve months at both investment properties. The increase in property tax expense during the third quarter of 2000 is due to an increase in the real estate taxes at Lake Meadows Apartments. In addition, for the nine months ended September 30, 2000, operating expenses increased due to increases in administrative salaries, commissions and bonuses, and advertising expenses at both investment properties.

General and administrative expenses increased for the three and nine months ended September 30, 2000 due to an increase in the cost of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement, partially offset by reduced legal fees. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At September 30, 2000, the Partnership had cash and cash equivalents of approximately $289,000 compared to approximately $785,000 for the corresponding period in 1999. The net decrease in cash and cash equivalents was approximately $596,000 from the year ended December 31, 1999, and is due to approximately $927,000 and $147,000 of cash used in financing and investing activities, respectively, partially offset by approximately $478,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of distributions to the partners and, to a lesser extent, payments of principal made on the mortgage encumbering Lake Meadows Apartments. Cash used in investing activities consisted primarily of property improvements and replacements and, to a lesser extent, net deposits to restricted escrows maintained by the mortgage lenders. The Partnership invests its working capital reserves in money market accounts.

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

Lake Meadows Apartments

Approximately $80,000 has been budgeted for capital improvements for the year 2000 at Lake Meadows Apartments consisting primarily of carpet and vinyl replacement, interior decorations, parking lot improvements, plumbing enhancements and structural improvements. During the nine months ended September 30, 2000, the Partnership completed approximately $52,000 of such budgeted capital improvements at Lake Meadows Apartments, consisting primarily of carpet and vinyl replacement, plumbing enhancements, and structural upgrades. These improvements were funded from operating cash flow and replacement reserves.

Lakewood Apartments

Approximately $79,000 has been budgeted for capital improvements for the year 2000 at Lakewood Apartments consisting primarily of carpet and tile replacement, air conditioning unit replacement, structural upgrades, and appliance replacements. During the nine months ended September 30, 2000, the Partnership completed approximately $59,000 of such budgeted capital improvements at the property, consisting primarily of carpet and tile replacements, appliance replacements, air conditioning unit replacements, and office equipment. These improvements were funded from operating cash flow and replacement reserves.

The additional capital expenditures will be incurred only to the extent of cash available from operations and from the Partnership's reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness is approximately $5,378,000, net of discount. Of this, $3,750,000 is interest only and $1,628,000 is being amortized over 343 months. In both instances, balloon payments are due at the maturity dates of October and November 2003. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the nine months ended September 30, 2000, distributions of approximately $898,000 (approximately $889,000 to the limited partners or $71.55 per limited partnership unit) were paid to the partners from cash from operations. In conjunction with the transfer of funds from certain majority-owned sub-tier limited partnerships to the Partnership, approximately $9,000 was distributed to the general partner of the majority-owned sub-tier limited partnerships. During the nine months ended September 30, 1999, a distribution of $500,000 ($495,000 to the limited partners or $39.84 per limited partnership unit) was paid to the partners from operations. Subsequent to September 30, 2000, the Partnership declared and paid a distribution of approximately $123,000 (approximately $122,000 paid to the limited partners or $9.82 per limited partnership unit) from operations. The Partnership's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners for the remainder of 2000 or subsequent periods. In addition, the Partnership is restricted from making distributions if the amount in the reserve account for Lake Meadows Apartments is less than $400 per apartment unit or $38,400. The reserve account is currently fully funded.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2000.

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

                                    Date: November 13, 2000