Form 10KSB
period 2000-12-31
ANGELES OPPORTUNITY PROPERTIES LTD
filed 2001-03-28
CIK 789282

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                               SECTION 13 OR 15(d)

                                   Form 10-KSB

(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
      [No Fee Required]

                 For the fiscal year ended December 31, 2000


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

State issuer's revenues for its most recent fiscal year.  $2,528,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2000. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

Item 2.     Description of Properties

The following table sets forth the Partnership's investment in properties:



                             Date of
Property                     Purchase          Type of Ownership            Use


Lake Meadows Apartments      03/31/88  Fee ownership subject to a      Apartment
  Garland, Texas                         first and second mortgage (1) 96 units

Lakewood Apartments          11/01/89  Fee ownership subject to        Apartment
  Tomball, Texas                         a first mortgage (2)          256 units


(1) The property is held by a limited partnership which is wholly owned by the Partnership.

   (2) The property is held by a limited partnership in which the Partnership owns a 99% interest.


Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                      Gross
                     Carrying    Accumulated                             Federal
Property              Value     Depreciation      Rate      Method      Tax Basis
                         (in thousands)                              (in thousands)

Lake Meadows          $2,644        $ 833       5-40 yrs      S/L        $1,883

Lakewood               6,423        2,039       5-40 yrs      S/L         5,070

Total                 $9,067       $2,872                                $6,953

See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.


                      Principal                                          Principal
                      Balance At      Stated                              Balance
                     December 31,    Interest     Period    Maturity      Due At
     Property            2000          Rate     Amortized     Date      Maturity(2)
                    (in thousands)                                    (in thousands)

Lake Meadows
  1st mortgage          $1,575        7.83%     343 months   10/2003      $1,489
  2nd mortgage              54        7.83%        (1)       10/2003          54

Lakewood
  1st mortgage           3,750        7.33%        (1)       11/2003       3,750
                         5,379
Unamortized
  discount                  (6)

                        $5,373                                            $5,293

(1)   Interest only payments.

(2) See "Item 7. Financial Statements - Note C" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

Schedule of Rental Rates and Occupancy

Average annual rental rate and occupancy for 2000 and 1999 for each property are as follows:

                                    Average Annual              Average Annual
                                      Rental Rate                  Occupancy
                                      (per unit)
Property                          2000           1999          2000         1999

Lake Meadows                     $8,012         $7,524         98%          96%
Lakewood                          7,175          7,121         93%          93%

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

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 2000 for each property were as follows:

                                    2000             2000
                                  Billing            Rate
                               (in thousands)

Lake Meadows Apartments             $ 84             2.54%
Lakewood Apartments                  173             3.01%

Capital Improvements

Lake Meadow Apartments

During 2000, the Partnership completed approximately $68,000 of capital improvements at Lake Meadows Apartments, consisting primarily of structural upgrades, plumbing enhancements, major landscaping, and floor covering and appliance replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $26,400. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Lakewood Apartments

During 2000, the Partnership completed approximately $85,000 of capital improvements at the property, consisting primarily of carpet and tile replacements, office equipment, air conditioning unit replacement, and appliance replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $70,400. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Registrant did not vote on any matters during the quarter ended December 31, 2000.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered and sold 12,425 Limited Partnership Units during its offering period through June 25, 1988. As of December 31, 2000, there are 12,425 Units issued and outstanding held by 1,001 Limited Partners of record. Affiliates of the General Partner owned 5,723 units or 46.06% at December 31, 2000. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2000 and 1999, and subsequent to December 31, 2000:

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)

       01/01/99 - 12/31/99              $ 500 (1)             $39.84

       01/01/00 - 12/31/00               1,030 (1)             81.37

      Subsequent to 12/31/00               352 (1)             28.04

(1)   Distributions   were  made  from  cash  from   operations  (see  "Item  6.
      Management's Discussion and Analysis or Plan of Operation" for further details).

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners in the year 2001 or subsequent periods. In addition, the Partnership is restricted from making distributions if the amount in the reserve account for Lake Meadows Apartments maintained by the mortgage lender is less than $400 per apartment unit at such property. At December 31, 2000 the reserve account was not fully funded; however subsequent to December 31, 2000 the reserve requirement was met and a distribution was declared from operations. See "Item 6. Management's Discussion and Analysis or Plan of Operations" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 5,723 limited partnership units in the Partnership representing 46.06% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 46.06% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

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

Results of Operations

The Partnership's net income for the year ended December 31, 2000, was approximately $313,000 as compared to net income of approximately $339,000 for the year ended December 31, 1999. The decrease in net income for the year ended December 31, 2000, is attributable to an increase in total expenses which was partially offset by an increase in total revenues. Total revenues increased due to an increase in rental revenue resulting from an increase in average annual rental rates at both properties and an increase in occupancy at Lake Meadows Apartments.

The increase in total expenses is due to an increase in operating, property tax, depreciation and general and administrative expenses offset by a decrease in interest expense. Operating expenses increased due to increases in advertising expense at both properties and administrative salaries and commissions and bonuses at Lakewood Apartments. The increase in property tax expense is due to an increase in real estate taxes at Lake Meadows. Depreciation expense increased due to an increase in depreciable assets put into service during 2000 and 1999 at both investment properties.

General and administrative expenses increased due to an increase in the cost of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement, partially offset by reduced legal fees. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. Interest expense decreased due to normal payments of principal on the mortgages encumbering the Partnership's properties.

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

Capital Resources and Liquidity

At December 31, 2000, the Partnership had cash and cash equivalents of approximately $393,000 as compared to approximately $885,000 at December 31, 1999, a decrease of approximately $492,000. The decrease is due to approximately $195,000 of cash used in investing activities and approximately $1,057,000 of cash used in financing activities partially offset by approximately $760,000 of cash provided by operating activities. Cash used in investing activities is comprised of property improvements and replacements and deposits to restricted escrows. Cash used in financing activities consisted primarily of distributions to the partners and, to a lesser extent, of principal payments made on the mortgages encumbering the Partnership's investment properties. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The minimum amount to be budgeted by the Partnership is expected to be $275 per unit or $96,800 in capital improvements for both of the Partnership's properties in the year 2001. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $5,373,000, net of discount, is interest only or is being amortized over 343 months with balloon payments due at the maturity dates of October and November 2003. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

Total cash distributed from operations was approximately $1,030,000 (approximately $1,011,000 to the limited partners or $81.37 per limited partnership unit) for the year ended December 31, 2000. Total cash distributed from operations during the year ended December 31 1999, was approximately $500,000 (approximately $495,000 to the limited partners or $39.84 per limited partnership unit). At December 31, 2000 the reserve account was not fully funded but subsequent to December 31, 2000, the reserve requirement was met and a distribution of $352,000 (approximately $348,000 to the limited partners or $28.04 per limited partnership unit) was declared and paid from operations. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any further distributions to its partners in the year 2001 or subsequent periods. In addition, the Partnership is restricted from making distributions if the amount in the reserve account for Lake Meadows Apartments maintained by the mortgage lender is less than $400 per apartment unit at such property. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 5,723 limited partnership units in the Partnership representing 46.06% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 46.06% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Item 7.     Financial Statements


ANGELES OPPORTUNITY PROPERTIES, LTD.


LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2000

      Consolidated Statements of Operations - Years ended December 31, 2000 and 1999

      Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2000 and 1999

      Consolidated Statements of Cash Flows - Years ended December 31, 2000 and 1999

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Opportunity Properties, Ltd.


We have audited the accompanying consolidated balance sheet of Angeles Opportunity Properties, Ltd. as of December 31, 2000, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Opportunity Properties, Ltd. at December 31, 2000, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 2, 2001

                     ANGELES OPPORTUNITY PROPERTIES, LTD.

                           CONSOLIDATED BALANCE SHEET
                       (in thousands, except unit data)

                                December 31, 2000


Assets
   Cash and cash equivalents                                                 $  393
   Receivables and deposits                                                     232
   Restricted escrows                                                            78
   Other assets                                                                  97
   Investment properties (Notes C and F):
      Land                                                    $ 1,013
      Buildings and related personal property                   8,054
                                                                9,067
      Less accumulated depreciation                            (2,872)        6,195
                                                                            $ 6,995

Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                         $    60
   Tenant security deposit liabilities                                           27
   Accrued property taxes                                                       261
   Other liabilities                                                             88
   Mortgage notes payable (Note C)                                            5,373

Partners' (Deficit) Capital
   General partner                                             $ (120)
   Limited partners (12,425 units issued and
      outstanding)                                              1,306         1,186
                                                                            $ 6,995

        See Accompanying Notes to Consolidated Financial Statements

                     ANGELES OPPORTUNITY PROPERTIES, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except unit data)



                                                           Years Ended December 31,
                                                              2000         1999
Revenues:
   Rental income                                             $2,393       $2,339
   Other income                                                 135          126
      Total revenues                                          2,528        2,465

Expenses:
   Operating                                                  1,005          942
   General and administrative                                   186          175
   Depreciation                                                 339          322
   Interest                                                     431          444
   Property taxes                                               254          243

      Total expenses                                          2,215        2,126

Net income (Note D)                                           $ 313        $ 339

Net income allocated to general partner (1%)                  $   3        $   3

Net income allocated to limited partners (99%)                  310          336

                                                             $  313       $  339

Net income per limited partnership unit                      $24.95       $27.04

Distributions per limited partnership unit                   $81.37       $39.84

        See Accompanying Notes to Consolidated Financial Statements

                     ANGELES OPPORTUNITY PROPERTIES, LTD.

       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                       (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Original capital contributions            12,425        $ 1       $12,425    $12,426

Partners' (deficit) capital
   at December 31, 1998                   12,425      $ (102)     $ 2,166    $ 2,064

Net income for the year ended
   December 31, 1999                          --            3         336        339

Distributions to partners                     --           (5)       (495)      (500)

Partners' (deficit) capital at
   December 31, 1999                      12,425         (104)      2,007      1,903

Net income for the year
   ended December 31, 2000                    --            3         310        313

Distributions to partners                     --          (19)     (1,011)    (1,030)

Partners' (deficit) capital
   at December 31, 2000                   12,425      $ (120)     $ 1,306    $ 1,186

        See Accompanying Notes to Consolidated Financial Statements

                     ANGELES OPPORTUNITY PROPERTIES, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (in thousands, except unit data)

                                                              Year Ended December 31,
                                                                  2000        1999
Cash flows from operating activities:
  Net income                                                     $ 313        $ 339
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                                     339          322
   Amortization of discounts and loan costs                          34           32
   Change in accounts:
      Receivables and deposits                                      141         (119)
      Other assets                                                   (2)         (16)
      Accounts payable                                               38            4
      Accrued property taxes                                         16           10
      Other liabilities                                            (119)         117

        Net cash provided by operating activities                   760          689

Cash flows from investing activities:
  Property improvements and replacements                           (153)        (497)
  Net (deposits to) withdrawals from restricted escrows             (42)         158

       Net cash used in investing activities                       (195)        (339)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (27)         (25)
  Distributions to partners                                      (1,030)        (500)

       Net cash used in financing activities                     (1,057)        (525)

Net decrease in cash and cash equivalents                          (492)        (175)

Cash and cash equivalents at beginning of the period                885        1,060

Cash and cash equivalents at end of period                       $  393        $ 885

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $  404        $ 406

        See Accompanying Notes to Consolidated Financial Statements

                     ANGELES OPPORTUNITY PROPERTIES, LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000


Note A - Organization and Significant Accounting Policies

Organization: Angeles Opportunity Properties, Ltd. (the "Partnership" or "Registrant") is a California limited partnership organized in June 1984 to operate and hold residential and commercial real estate properties. The Partnership's general partner is Angeles Realty Corporation II ("ARC II" or the "General Partner"), which is a subsidiary of Apartment Investment and Management Company ("AIMCO") (see "Note B"). The directors and officers of the General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership will terminate on December 31, 2035, unless terminated prior to such date. As of December 31, 2000, the Partnership operates two residential properties located in Texas.

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

Cash and Cash Equivalents: Includes cash on hand, in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $313,000 at December 31, 2000 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Investment Properties: Investment properties consist of two apartment complexes, which are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in either of the years ended December 31, 2000 or 1999.

Loan Costs: Loan costs of approximately $217,000 are included in other assets in the accompanying consolidated balance sheet and are amortized on a straight-line basis over the lives of the loans. At December 31, 2000, accumulated amortization is approximately $140,000.

Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

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

Restricted Escrows:

      Reserve Account - In 1993, a general reserve account was established in conjunction with the refinancing of the Lake Meadows Apartments mortgage note payable. These funds were earmarked for necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership was required to deposit net operating income (as defined in the mortgage note) from the financed property to the reserve account until the reserve account equals $400 per apartment unit, or approximately $38,000. At December 31, 2000, the reserve totaled approximately $36,000, which includes interest earned on these funds. The reserve was fully funded subsequent to December 31, 2000.

      Replacement Reserves - The Partnership maintains a replacement reserve with the holder of the mortgage note payable on Lakewood Apartments. These funds are available for the maintenance of the property. The balance at December 31, 2000 was approximately $42,000.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

Advertising Costs: Advertising costs of approximately $64,000 in 2000 and $45,000 in 1999 are charged to expense as incurred and are included in operating expenses.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximates their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

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

Note C - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

                         Principal      Monthly                           Principal
                         Balance At     Payment    Stated                  Balance
                        December 31,   Including  Interest   Maturity      Due At
Property                    2000       Interest     Rate       Date       Maturity
                             (in thousands)                            (in thousands)
Lake Meadows
  1st mortgage             $1,575        $ 13       7.83%    10/2003       $1,489
  2nd mortgage (a)             54           (b)     7.83%    10/2003           54
Lakewood
  1st mortgage (a)          3,750           23      7.33%    11/2003        3,750
                            5,379
Unamortized discount           (6)
Totals                     $5,373        $ 36                              $5,293

(a)   Interest only payments.

(b)   Monthly payment is less than $1,000.

The Partnership exercised an interest rate buy-down option for Lake Meadows Apartments when the debt was refinanced in 1993, reducing the stated rate from 8.13% to 7.83%. The fee for the interest rate reduction amounted to $35,000 and is being amortized as a loan discount on the effective interest method over the life of the loan. The discount fee is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.13%.

The mortgage notes payable are nonrecourse and are secured by pledge of certain of the Partnership's rental properties and by pledge of revenues from the respective rental properties. Certain of the notes require prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2000, are as follows (in thousands):


                                     2001        $   30
                                     2002            32
                                     2003         5,317

                                                 $5,379

Note D - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):


                                          2000          1999

Net income as reported                    $ 313        $ 339
Add (deduct):
     Depreciation differences                33           (82)
     Unearned income                        (64)          (17)
     Miscellaneous                           41            (7)

Federal taxable income                    $ 323        $  233

Federal taxable income per limited
     partnership unit                    $25.76        $18.56

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):

Net assets as reported                   $ 1,186
Land and buildings                           199
Accumulated depreciation                     559
Syndication and distribution costs         1,838
Other                                         47

Net assets - Federal tax basis           $ 3,829

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for (i) services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the General Partner and affiliates in 2000 and in 1999 (in thousands):

                                                              2000       1999
   Property management fees (included in operating
     expense)                                                $ 126      $ 124
   Reimbursement for services of affiliates (included
     in general and administrative and operating
     expense and investment properties)                         95         66

During the years ended December 31, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from both of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $126,000 and $124,000 for the years ended December 31, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $95,000 and $66,000 for the years ended December 31, 2000 and 1999, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 5,723 limited partnership units in the Partnership representing 46.06% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 46.06% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note F - Real Estate and Accumulated Depreciation


                                                Initial Cost
                                               To Partnership
                                               (in thousands)

                                                       Buildings           Cost
                                                      and Related      Capitalized
                                                        Personal      Subsequent to
     Description         Encumbrances       Land        Property       Acquisition
                        (in thousands)                                (in thousands)

Lake Meadows               $1,623 (1)       $ 473        $1,584           $  587
Lakewood                    3,750             483         3,491            2,449

Totals                     $5,373           $ 956        $5,075           $3,036

(1) Net of $6,000 unamortized discount.


                    Gross Amount At Which Carried
                         At December 31, 2000
                            (in thousands)

                               Buildings
                              And Related
                               Personal               Accumulated      Date     Depreciable
Description          Land      Property     Total     Depreciation   Acquired   Life-Years
                                                     (in thousands)

Lake Meadows         $ 473      $2,171      $2,644       $ 833       03/31/88      5-40

Lakewood               540       5,883       6,423        2,039      11/01/89      5-40

      Totals        $1,013      $8,054      $9,067       $2,872

The depreciable lives for buildings and building components are for 10 to 40 years. The depreciable lives for related personal property are for 5 to 7 years.

Reconciliation of "Investment Properties and Accumulated Depreciation":


                                                Years Ended December 31,
                                                  2000            1999
                                                     (in thousands)
Real Estate
Balance at beginning of year                     $8,914          $8,417
    Property improvements                           153             497
Balance at end of year                           $9,067          $8,914

Accumulated Depreciation
Balance at beginning of year                     $2,533          $2,211
    Additions charged to expense                    339             322
Balance at end of year                           $2,872          $2,533

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2000 and 1999 is approximately $9,266,000 and $9,113,000, respectively. Accumulated depreciation for Federal income tax purposes at December 31, 2000 and 1999, is approximately $2,313,000 and $2,007,000, respectively.

Note G - Distributions

Total cash distributed from operations was approximately $1,030,000 ($1,011,000 to limited partners or $81.37 per limited partnership unit) for the year ended December 31, 2000. Total cash distributed from operations during the year ended December 31, 1999, was approximately $500,000 ($495,000 to limited partners or $39.84 per limited partnership unit). Subsequent to December 31, 2000, the Partnership declared and paid a distribution from operations of approximately $352,000 (approximately $348,000 to the limited partners or $28.04 per limited partnership unit).

Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

            None.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The names of the directors and executive officers of Angeles Realty Corporation II ("ARC II"), the Partnership's General Partner, their ages and the nature of all positions with ARC II presently held by them are as follows:

Name                        Age    Position

Patrick J. Foye              43    Executive Vice President and Director

Martha L. Long               41    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act: Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of
significant  judgments,   and  the  clarity  of  disclosures  in  the  financial
statements.

The executive officers and director of the General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of approximately
$34,000  and  non-audit  services  (principally  tax-related)  of  approximately
$17,000.

Item 10.    Executive Compensation

None of the directors and officers of the General Partner received any renumeration from the Registrant during the year ended December 31, 2000.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2000.

Entity                                  Number of Units      Percentage

Insignia Properties LP                         405              3.26%
  (an affiliate of AIMCO)
Cooper River Properties, LLC                   969              7.80%
  (an affiliate of AIMCO)
AIMCO Properties, LP                         4,349             35.00%
  (an affiliate of AIMCO)

Cooper River Properties LLC and Insignia Properties LP are indirectly and ultimately owned by AIMCO. Their business addresses are 55 Beattie Place, Greenville, SC 29601.

AIMCO Properties, L.P. is indirectly and ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222. No director or officer of the General Partner owns any Units.

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

The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the General Partner and affiliates in 2000 and in 1999 (in thousands):

                                                              2000       1999

   Property management fees                                   $126       $124
   Reimbursement for services of affiliates                     95         66

During the years ended December 31, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $126,000 and $124,000 for the years ended December 31, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $95,000 and $66,000 for the years ended December 31, 2000 and 1999, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 5,723 limited partnership units in the Partnership representing 46.06% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 46.06% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

                                     PART IV


Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            None.

      (b) Reports on Form 8-K filed during the fourth quarter of calendar year 2000:

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


                                      Date: March 28, 2001


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.


/s/ Patrick J. Foye     Executive Vice President      Date: March 28, 2001
Patrick J. Foye         and Director


/s/Martha L. Long       Senior Vice President         Date: March 28, 2001
Martha L. Long          and Controller

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