Form 10QSB
period 2001-03-31
ANGELES OPPORTUNITY PROPERTIES LTD
filed 2001-05-11
CIK 789282

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

                   For the quarterly period ended March 31, 2001


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



ITEM 1.     FINANCIAL STATEMENTS


a)

                        ANGELES OPPORTUNITY PROPERTIES, LTD.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                 March 31, 2001



Assets
   Cash and cash equivalents                                                 $  162
   Receivables and deposits                                                      52
   Restricted escrows                                                            39
   Other assets                                                                 116
   Investment properties:
      Land                                                    $ 1,013
      Buildings and related personal property                   8,102
                                                                9,115
      Less accumulated depreciation                            (2,959)        6,156

                                                                            $ 6,525
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                         $    13
   Tenant security deposit liabilities                                           27
   Accrued property taxes                                                        69
   Other liabilities                                                             99
   Mortgage notes payable                                                     5,367

Partners' (Deficit) Capital:
   General partner                                             $ (123)
   Limited partners (12,425 units issued and
      outstanding)                                              1,073           950

                                                                            $ 6,525



            See Accompanying Notes to Consolidated Financial Statements


b)

                        ANGELES OPPORTUNITY PROPERTIES, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                                        Three Months Ended
                                                            March 31,
                                                        2001           2000
Revenues:
   Rental income                                       $ 625           $ 567
   Other income                                            39             23
      Total revenues                                      664            590

Expenses:
   Operating                                              245            233
   General and administrative                              41             28
   Depreciation                                            87             85
   Interest                                               109            104
   Property taxes                                          65             63
      Total expenses                                      547            513

Net income                                             $ 117           $  77

Net income allocated to general partner (1%)           $   1           $   1

Net income allocated to limited partners (99%)           116              76

                                                       $ 117           $  77

Net income per limited partnership unit                $9.34          $ 6.12

Distributions per limited partnership unit             $28.09         $26.32

            See Accompanying Notes to Consolidated Financial Statements

c)

                        ANGELES OPPORTUNITY PROPERTIES, LTD.

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners     Total

Original capital contributions         12,425         $   1       $12,425    $12,426

Partners' (deficit) capital at
   December 31, 2000                   12,425         $ (120)     $ 1,306    $ 1,186

Distributions to partners                  --             (4)        (349)      (353)

Net income for the three months
   ended March 31, 2001                    --              1          116        117

Partners' (deficit) capital
   at March 31, 2001                   12,425         $ (123)     $ 1,073     $ 950


            See Accompanying Notes to Consolidated Financial Statements

d)
                        ANGELES OPPORTUNITY PROPERTIES, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                     $  117        $ 77
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                      87          85
   Amortization of loan costs and discount                            8           9
   Change in accounts:
      Receivables and deposits                                      180         191
      Other assets                                                  (26)        (15)
      Accounts payable                                              (47)         (4)
      Tenant security deposit liabilities                            --           1
      Accrued property taxes                                       (192)       (174)
      Other liabilities                                              11        (124)
         Net cash provided by operating activities                  138          46

Cash flows from investing activities:
  Property improvements and replacements                            (48)        (35)
  Net withdrawals from (deposits to) restricted escrows              39         (12)
         Net cash used in investing activities                       (9)        (47)

Cash flows from financing activities:
  Payments on mortgage notes payable                                 (7)         (7)
  Distributions to partners                                        (353)       (334)
         Net cash used in financing activities                     (360)       (341)

Net decrease in cash and cash equivalents                          (231)       (342)

Cash and cash equivalents at beginning of period                    393         885

Cash and cash equivalents at end of period                       $ 162        $ 543

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 101        $ 101



            See Accompanying Notes to Consolidated Financial Statements


e)
                        ANGELES OPPORTUNITY PROPERTIES, LTD.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Opportunity Properties, Ltd. (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "General Partner" and a subsidiary of Apartment Investment and Management Company ("AIMCO")), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

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

Segment Reporting: Statements of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with the General Partner and its affiliates were incurred during the three months ended March 31, 2001 and 2000:

                                                              2001       2000
                                                              (in thousands)
   Property management fees (included in
     operating expenses)                                      $ 34       $ 30
   Reimbursement for services of affiliates
     (included in general and administrative expenses)          22         14

Affiliates of the General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $34,000 and $30,000 for the three months ended March 31, 2001 and 2000, respectively.

An affiliate of the General Partner received reimbursements of accountable administrative expense amounting to approximately $22,000 and $14,000 for the three months ended March 31, 2001 and 2000, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 5,738 limited partnership units (the "Units") in the Partnership representing 46.18% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 46.18% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note C - Distributions

During the three months ended March 31, 2001, distributions of approximately $353,000 (approximately $349,000 to the limited partners or $28.09 per limited partnership unit) was paid to the partners from cash from operations. During the three months ended March 31, 2000, a distribution of $334,000 (approximately $327,000 to the limited partners or $26.32 per limited partnership unit) was paid from operations. Subsequent to March 31, 2001, a distribution was declared and paid from operations of approximately $68,000 (approximately $67,000 to the limited partners or $5.39 per limited partnership unit).

Note D - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy for each of the properties for the three months ended March 31, 2001 and 2000:

                                                Average Occupancy
      Property                                  2001          2000

      Lake Meadows Apartments                    97%          98%
         Garland, Texas
      Lakewood Apartments (1)                    95%          88%
         Tomball, Texas

(1) Occupancy at Lakewood Apartments increased due to increased marketing efforts at the property and an upturn in the economy in the Houston metropolitan area.

Results from Operations

The Partnership reported net income of approximately $117,000 and $77,000 for the three months ended March 31, 2001 and 2000, respectively. The increase in net income is attributable to an increase in total revenues partially offset by an increase in total expenses. The increase in total revenues is due to increases in rental income and other income. Rental income increased due to an increase in occupancy at Lakewood Apartments as well as increases in rental rates at both of the Partnership's properties. Other income increased due to increases in lease cancellation fees and tenant charges at Lakewood Apartments.

Total expenses increased due to increases in operating and general and administrative expenses. Operating expenses increased due to increases in utility costs at Lakewood Apartments. General and administrative expenses increased due to an increase in the cost of services included in the management reimbursements to the General Partner as allowed under the Partnership
Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

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

Liquidity and Capital Resources

At March 31, 2001, the Partnership had cash and cash equivalents of approximately $162,000 compared to approximately $543,000 at March 31, 2000. Cash and cash equivalents decreased approximately $231,000 from December 31, 2000 due to approximately $360,000 and $9,000 of cash used in financing and investing activities, respectively, offset by approximately $138,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of distributions to the partners and, to a lesser extent, principal payments made on the mortgages encumbering Lake Meadows Apartments. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

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

Lake Meadows Apartments

Approximately $28,000 was budgeted for capital improvements for the year 2001 at Lake Meadows Apartments consisting primarily of floor covering and air conditioning unit replacements. During the three months ended March 31, 2001, the Partnership completed approximately $22,000 of such budgeted capital improvements at Lake Meadows Apartments consisting primarily of office equipment and floor covering and appliance replacements. These improvements were funded from operating cash flow.

Lakewood Apartments

Approximately $73,000 was budgeted for capital improvements for the year 2001 at Lakewood Apartments for normal, recurring items. During the three months ended March 31, 2001, the Partnership completed approximately $26,000 of such budgeted capital improvements at the property, consisting primarily of carpet and tile replacements, appliance replacements, interior decoration and structural upgrades. These improvements were funded from operating cash flow and replacement reserves.

Additional capital expenditures will be incurred only to the extent of cash available from operations and from the Partnership's reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $5,367,000, net of discount, is interest only or is being amortized over 343 months with balloon payments due at maturity dates of October and November 2003. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the three months ended March 31, 2001, distributions of approximately $353,000 (approximately $349,000 to the limited partners or $28.09 per limited partnership unit) was paid to the partners from cash from operations. During the three months ended March 31, 2000, a distribution of $334,000 (approximately $327,000 to the limited partners or $26.32 per limited partnership unit) was paid from operations. Subsequent to March 31, 2001, a distribution was declared and paid from operations of approximately $68,000 (approximately $67,000 to the limited partners or $5.39 per limited partnership unit). The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners for the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 5,738 limited partnership units (the "Units") in the Partnership representing 46.18% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 46.18% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2001.

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


                                    Date: May 11, 2001