Form 10QSB
period 2001-06-30
ANGELES OPPORTUNITY PROPERTIES LTD
filed 2001-08-02
CIK 789282

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

                    For the quarterly period ended June 30, 2001


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



ITEM 1.     FINANCIAL STATEMENTS


a)

                        ANGELES OPPORTUNITY PROPERTIES, LTD.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                  June 30, 2001



Assets
   Cash and cash equivalents                                                 $  296
   Receivables and deposits                                                      81
   Restricted escrows                                                            39
   Other assets                                                                  98
   Investment properties:
      Land                                                    $ 1,013
      Buildings and related personal property                   8,143
                                                                9,156
      Less accumulated depreciation                            (3,048)        6,108

                                                                            $ 6,622
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                         $    20
   Tenant security deposit liabilities                                           24
   Accrued property taxes                                                       134
   Other liabilities                                                            156
   Mortgage notes payable                                                     5,361

Partners' (Deficit) Capital:
   General partner                                             $ (126)
   Limited partners (12,425 units issued and
      outstanding)                                              1,053           927

                                                                            $ 6,622


            See Accompanying Notes to Consolidated Financial Statements

b)

                        ANGELES OPPORTUNITY PROPERTIES, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                          Three Months Ended         Six Months Ended
                                               June 30,                  June 30,
                                           2001         2000         2001         2000
Revenues:
  Rental income                           $  633        $ 586      $ 1,258      $ 1,153
  Other income                                37           38           76           61
    Total revenues                           670          624        1,334        1,214

Expenses:
  Operating                                  264          259          509          492
  General and administrative                  39           58           80           86
  Depreciation                                89           86          176          171
  Interest                                   108          110          217          214
  Property taxes                              65           54          130          117
    Total expenses                           565          567        1,112        1,080

Net income                                $  105         $ 57       $  222       $  134

Net income allocated to general
  partner (1%)                            $    1         $  1       $    2       $    1
Net income allocated to limited
  partners (99%)                             104           56          220          133

                                          $  105        $  57       $  222       $  134
Net income per limited
  partnership unit                        $ 8.37       $ 4.51      $ 17.71       $10.70

Distributions per limited
  partnership unit                        $ 9.98      $ 45.23      $ 38.07       $71.55


            See Accompanying Notes to Consolidated Financial Statements

c)

                        ANGELES OPPORTUNITY PROPERTIES, LTD.

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners     Total

Original capital contributions         12,425         $    1      $12,425    $12,426

Partners' (deficit) capital at
   December 31, 2000                   12,425         $ (120)     $ 1,306    $ 1,186

Distributions to partners                  --             (8)        (473)      (481)

Net income for the six months
   ended June 30, 2001                     --              2          220        222

Partners' (deficit) capital
   at June 30, 2001                    12,425         $ (126)     $ 1,053     $ 927


            See Accompanying Notes to Consolidated Financial Statements

d)
                        ANGELES OPPORTUNITY PROPERTIES, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                  Six Months Ended
                                                                       June 30,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                     $  222        $ 134
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                     176          171
   Amortization of loan costs and discount                           17           17
   Change in accounts:
      Receivables and deposits                                      151          146
      Other assets                                                  (15)          (6)
      Accounts payable                                              (40)           5
      Tenant security deposit liabilities                            (3)           1
      Accrued property taxes                                       (127)        (121)
      Other liabilities                                              68          (98)
         Net cash provided by operating activities                  449          249

Cash flows from investing activities:
  Property improvements and replacements                            (89)         (55)
  Net withdrawals from (deposits to) restricted escrows              39          (47)

        Net cash used in investing activities                       (50)        (102)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (15)         (13)
  Distributions to partners                                        (481)        (907)

        Net cash used in financing activities                      (496)        (920)

Net decrease in cash and cash equivalents                           (97)        (773)

Cash and cash equivalents at beginning of period                    393          885

Cash and cash equivalents at end of period                        $ 296        $ 112

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 201        $ 202

            See Accompanying Notes to Consolidated Financial Statements

e)
                        ANGELES OPPORTUNITY PROPERTIES, LTD.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Opportunity Properties, Ltd. (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "General Partner") all adjustments (consisting of normal recurring accruals)
considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Principles of Consolidation

The consolidated financial statements of the Partnership include its 99% limited partnership interests in New Lake Meadows LP and Lakewood AOPL Ltd. The general partner of these partnerships is the General Partner. The Partnership may remove the general partner of both of these 99% owned partnerships; therefore, the partnerships are controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated.

Segment Reporting: Statements of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with the General Partner and its affiliates were incurred during the six months ended June 30, 2001 and 2000:

                                                              2001       2000
                                                              ----       ----
                                                              (in thousands)
   Property management fees (included in
     operating expenses)                                      $ 67       $ 61
   Reimbursement for services of affiliates
     (included in general and administrative expenses
     and investment properties)                                 44         31

Affiliates of the General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately
$67,000 and $61,000 for the six months ended June 30, 2001 and 2000, respectively.

An affiliate of the General Partner received reimbursements of accountable administrative expense amounting to approximately $44,000 and $31,000 for the six months ended June 30, 2001 and 2000, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 5,755 limited partnership units (the "Units") in the Partnership representing 46.32% of the outstanding units. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 46.32% of the outstanding Units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note C - Distributions

During the six months ended June 30, 2001, distributions of approximately $481,000 (approximately $473,000 to the limited partners or $38.07 per limited partnership unit) were paid to the partners from cash from operations. During the six months ended June 30, 2000, distributions of $898,000 (approximately $889,000 to the limited partners or $71.55 per limited partnership unit) were paid from operations. In conjunction with the transfer of funds from certain majority-owned sub-tier limited partnerships to the Partnership, approximately $9,000 was distributed to the general partner of the majority-owned sub-tier limited partnerships.

Note D - Legal Proceedings

In March 1998, several putative unitholders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy for each of the properties for the six months ended June 30, 2001 and 2000:

                                                Average Occupancy
      Property                                  2001          2000

      Lake Meadows Apartments                    96%          98%
         Garland, Texas
      Lakewood Apartments (1)                    95%          90%
         Tomball, Texas

(1) Occupancy at Lakewood Apartments increased due to an upturn in the economy in the Houston metropolitan area.

Results of Operations

The Partnership had net income of approximately $222,000 for the six months ended June 30, 2001, as compared to net income of approximately $134,000 for the six months ended June 30, 2000. The Partnership had net income of approximately $105,000 for the three months ended June 30, 2001, as compared to net income of approximately $57,000 for the three months ended June 30, 2000. The increase in net income for the six months ended June 30, 2001 was due to an increase in total revenues offset by an increase in total expenses. For the three months ended June 30, 2001 the increase in net income was due to an increase in total revenues and a slight decrease in total expenses. The increase in total revenues for the comparable six month periods was due to an increase in rental revenue and other income. Rental revenue increased due to an increase in occupancy at Lakewood Apartments and an increase in average annual rental rates at both investment properties. Other income increased due to increases in utility reimbursements, tenant charges and lease cancellation fees at Lakewood Apartments. For the three month periods, total revenues increased due to an increase in occupancy at Lakewood Apartments and an increase in average annual rental rates at both investment properties.

Total expenses for the six month periods increased due to increases in operating and property tax expenses, offset by a decrease in general and administrative expenses. Total expenses for the three month periods decreased due to a decrease in general and administrative expenses, offset by an increase in operating and property tax expenses. Operating expenses for both periods increased due to increases in utility costs at Lakewood Apartments. Property tax expense for both periods increased due to an increase in the assessed value of Lakewood
Apartments as it was reassessed by the taxing authorities. General and administrative expenses decreased due to a decrease in legal fees, offset by an increase in the cost of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement. In addition to these reimbursements, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

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

Liquidity and Capital Resources

At June 30, 2001, the Partnership had cash and cash equivalents of approximately $296,000 compared to approximately $112,000 for the corresponding period in 2000. Cash and cash equivalents decreased approximately $97,000 from December 31, 2000 due to approximately $496,000 and $50,000 of cash used in financing and investing activities, respectively, partially offset by approximately $449,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to the partners and, to a lesser extent, principal payments made on the mortgage encumbering Lake Meadows Apartments. Cash used in investing activities consisted of property improvements and replacements, slightly offset by net withdrawals from restricted escrows maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

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

Lake Meadows Apartments

Approximately $32,000 was budgeted for capital improvements for the year 2001 at Lake Meadows Apartments consisting primarily of floor covering, appliance and air conditioning unit replacements and swimming pool improvements. During the six months ended June 30, 2001, the Partnership completed approximately $43,000 of capital improvements at Lake Meadows Apartments, consisting primarily of floor covering and appliance replacements and swimming pool improvements. These improvements were funded from operating cash flow.

Lakewood Apartments

Approximately $75,000 was budgeted for capital improvements for the year 2001 at Lakewood Apartments consisting primarily of floor covering, air conditioning unit and appliance replacements and parking lot resurfacing. During the six months ended June 30, 2001, the Partnership completed approximately $46,000 of such budgeted capital improvements at the property, consisting primarily of floor covering and appliance replacements. These improvements were funded from replacement reserves.

Additional capital expenditures will be incurred only to the extent of cash available from operations and from the Partnership's reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage encumbering Lakewood Apartments of $3,750,000 is interest only with a balloon payment due at its maturity in November 2003. The mortgages encumbering Lake Meadows Apartments of approximately $1,611,000 net of discount, is being amortized over 343 months with balloon payments of $1,543,000 due at its maturity in October 2003. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the six months ended June 30, 2001, distributions of approximately $481,000 (approximately $473,000 to the limited partners or $38.07 per limited partnership unit) were paid to the partners from cash from operations. During the six months ended June 30, 2000, distributions of $898,000 (approximately $889,000 to the limited partners or $71.55 per limited partnership unit) were paid from operations. In conjunction with the transfer of funds from certain majority-owned sub-tier limited partnerships to the Partnership, approximately $9,000 was distributed to the general partner of the majority-owned sub-tier limited partnerships. The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners for the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 5,755 limited partnership units (the "Units") in the Partnership representing 46.32% of the outstanding units. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 46.32% of the outstanding Units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unitholders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. Only July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2001.

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


                                    Date: August 2, 2001