Form 10QSB
period 2001-09-30
ANGELES OPPORTUNITY PROPERTIES LTD
filed 2001-10-29
CIK 789282

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

              For the quarterly period ended September 30, 2001


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



ITEM 1.     FINANCIAL STATEMENTS


a)

                     ANGELES OPPORTUNITY PROPERTIES, LTD.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                               September 30, 2001



Assets
   Cash and cash equivalents                                                 $  321
   Receivables and deposits                                                     134
   Restricted escrows                                                            40
   Other assets                                                                  84
   Investment properties:
      Land                                                    $ 1,013
      Buildings and related personal property                   8,185
                                                                9,198
      Less accumulated depreciation                            (3,133)        6,065

                                                                            $ 6,644
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                           $ 24
   Tenant security deposit liabilities                                           26
   Accrued property taxes                                                       205
   Other liabilities                                                            170
   Mortgage notes payable                                                     5,355

Partners' (Deficit) Capital:
   General partner                                             $ (129)
   Limited partners (12,425 units issued and
      outstanding)                                                993           864

                                                                            $ 6,644

         See Accompanying Notes to Consolidated Financial Statements


b)

                     ANGELES OPPORTUNITY PROPERTIES, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                       (in thousands, except unit data)


                                          Three Months Ended         Nine Months Ended
                                             September 30,             September 30,
                                           2001         2000         2001         2000
Revenues:
  Rental income                           $ 646        $ 619       $ 1,904      $ 1,772
  Other income                                31           34          107           95
    Total revenues                           677          653        2,011        1,867

Expenses:
  Operating                                  268          245          777          737
  General and administrative                  41           59          121          145
  Depreciation                                85           83          261          254
  Interest                                   109          109          326          323
  Property taxes                              71           69          201          186
    Total expenses                           574          565        1,686        1,645

Net income                                $ 103         $ 88        $ 325        $ 222

Net income allocated to general
  partner (1%)                             $ 1          $ 1          $ 3          $ 2
Net income allocated to limited
  partners (99%)                             102           87          322          220

                                          $ 103         $ 88        $ 325        $ 222
Net income per limited
  partnership unit                        $ 8.21       $ 7.00      $ 25.92      $ 17.71

Distributions per limited
  partnership unit                       $ 13.04        $ --       $ 51.11      $ 71.55

         See Accompanying Notes to Consolidated Financial Statements


c)

                     ANGELES OPPORTUNITY PROPERTIES, LTD.

       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                       (in thousands, except unit data)

                                       Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners     Total

Original capital contributions         12,425          $ 1        $12,425    $12,426

Partners' (deficit) capital at
   December 31, 2000                   12,425         $ (120)     $ 1,306    $ 1,186

Distributions to partners                  --            (12)        (635)      (647)

Net income for the nine months
   ended September 30, 2001                --              3          322        325

Partners' (deficit) capital
   at September 30, 2001               12,425         $ (129)      $ 993      $ 864

         See Accompanying Notes to Consolidated Financial Statements


d)
                     ANGELES OPPORTUNITY PROPERTIES, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                     $ 325        $ 222
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                     261          254
   Amortization of loan costs and discount                           24           25
   Change in accounts:
      Receivables and deposits                                       98          124
      Other assets                                                   (7)         (12)
      Accounts payable                                              (36)          (5)
      Tenant security deposit liabilities                            (1)           3
      Accrued property taxes                                        (56)         (53)
      Other liabilities                                              82          (80)
         Net cash provided by operating activities                  690          478

Cash flows from investing activities:
  Property improvements and replacements                           (131)        (111)
  Net withdrawals from (deposits to) restricted escrows              38          (36)
         Net cash used in investing activities                      (93)        (147)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (22)         (20)
  Distributions to partners                                        (647)        (907)
         Net cash used in financing activities                     (669)        (927)

Net decrease in cash and cash equivalents                           (72)        (596)

Cash and cash equivalents at beginning of period                    393          885

Cash and cash equivalents at end of period                       $ 321        $ 289

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 301        $ 303

         See Accompanying Notes to Consolidated Financial Statements


e)
                     ANGELES OPPORTUNITY PROPERTIES, LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Opportunity Properties, Ltd. (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "General Partner") all adjustments (consisting of normal recurring accruals)
considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

The following transactions with the General Partner and its affiliates were incurred during the nine months ended September 30, 2001 and 2000:

                                                              2001       2000
                                                              (in thousands)
   Property management fees (included in
     operating expenses)                                      $101       $ 93
   Reimbursement for services of affiliates
     (included in general and administrative expenses
     and investment properties)                                 83         69

Affiliates of the General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $101,000 and $93,000 for the nine months ended September 30, 2001 and 2000, respectively.

An affiliate of the General Partner received reimbursements of accountable administrative expense amounting to approximately $83,000 and $69,000 for the nine months ended September 30, 2001 and 2000, respectively. Included in these amounts at September 30, 2001 and 2000 are reimbursements of approximately $18,000 and $1,000, respectively, for construction service fees.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 5,768 limited partnership units (the "Units") in the Partnership representing 46.42% of the outstanding Units. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 46.42% of the outstanding Units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note C - Distributions

During the nine months ended September 30, 2001, distributions of approximately $647,000 (approximately $635,000 to the limited partners or $51.11 per limited partnership unit) were paid to the partners from cash provided by operations. During the nine months ended September 30, 2000, distributions of $898,000 (approximately $889,000 to the limited partners or $71.55 per limited partnership unit) were paid from operations. In conjunction with the transfer of funds from certain majority-owned sub-tier limited partnerships to the Partnership, approximately $9,000 was distributed to the general partner of the majority-owned sub-tier limited partnerships during the nine months ended September 30, 2000.

Note D - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy for each of the properties for the nine months ended September 30, 2001 and 2000:

                                                Average Occupancy
      Property                                  2001          2000

      Lake Meadows Apartments                    96%          98%
         Garland, Texas
      Lakewood Apartments (1)                    95%          92%
         Tomball, Texas

(1) Occupancy at Lakewood Apartments increased due to local competition increasing average rental rates.

Results of Operations

The Partnership had net income of approximately $325,000 for the nine months ended September 30, 2001, compared to net income of approximately $222,000 for the nine months ended September 30, 2000. The Partnership had net income of approximately $103,000 for the three months ended September 30, 2001, compared to net income of approximately $88,000 for the three months ended September 30, 2000. The increase in net income for the three and nine months ended September 30, 2001 was due to an increase in total revenues offset by an increase in total expenses. The increase in total revenues for the nine months ended September 30, 2001 was due to an increase in rental revenue and other income. The increase in total revenue for the three months ended September 30, 2001 was due to an increase in rental revenue. Rental revenue increased for the three and nine month periods ended September 30, 2001 due to an increase in occupancy at Lakewood Apartments and due to an increase in average rental rates at both investment properties. Other income increased for the nine months ended September 30, 2001 due to increases in utility reimbursements, tenant charges and lease cancellation fees at Lakewood Apartments.

Total expenses for the three and nine month periods increased due to increases in operating and property tax expenses, offset by a decrease in general and administrative expenses. Operating expenses for both periods increased due to increases in utility costs at Lakewood Apartments. Property tax for both periods increased due to an increase in the assessed value of Lakewood Apartments as it was reassessed by the taxing authorities. General and administrative expenses decreased due to a decrease in legal fees. Included in general and administrative expense for the three and nine months ended September 30, 2001 and 2000 are management reimbursements to the General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

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

Liquidity and Capital Resources

At September 30, 2001, the Partnership had cash and cash equivalents of approximately $321,000 compared to approximately $289,000 at September 30, 2000. Cash and cash equivalents decreased approximately $72,000 from December 31, 2000 due to approximately $669,000 and $93,000 of cash used in financing and investing activities, respectively, offset by approximately $690,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to the partners and, to a lesser extent, principal payments made on the first mortgage encumbering Lake Meadows Apartments. Cash used in investing activities consisted of property improvements and replacements, slightly offset by net withdrawals from restricted escrows maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

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

Lake Meadows Apartments

Approximately $56,000 was budgeted for capital improvements for the year 2001 at Lake Meadows Apartments consisting primarily of floor covering, appliance and air conditioning unit replacements and swimming pool improvements. During the nine months ended September 30, 2001, the Partnership completed approximately $66,000 of budgeted and unbudgeted capital improvements at Lake Meadows Apartments, consisting primarily of floor covering and appliance replacements and swimming pool improvements. These improvements were funded from operating cash flow and replacement reserves.

Lakewood Apartments

Approximately $78,000 was budgeted for capital improvements for the year 2001 at Lakewood Apartments consisting primarily of floor covering, air conditioning unit and appliance replacements and parking lot resurfacing. During the nine months ended September 30, 2001, the Partnership completed approximately $65,000 of such budgeted capital improvements at the property, consisting primarily of floor covering, appliance and air conditioning replacements. These improvements were funded from replacement reserves.

Additional capital expenditures will be incurred only to the extent of cash available from operations and from the Partnership's reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage encumbering Lakewood Apartments of $3,750,000 is interest only with a balloon payment due at its maturity in November 2003. The mortgages encumbering Lake Meadows Apartments of approximately $1,605,000, net of discount, are being amortized over 343 months with balloon payments of $1,543,000 due at their maturity in October 2003. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the nine months ended September 30, 2001, distributions of approximately $647,000 (approximately $635,000 to the limited partners or $51.11 per limited partnership unit) were paid to the partners from cash provided by operations. During the nine months ended September 30, 2000, distributions of $898,000 (approximately $889,000 to the limited partners or $71.55 per limited partnership unit) were paid from operations. In conjunction with the transfer of funds from certain majority-owned sub-tier limited partnerships to the Partnership, approximately $9,000 was distributed to the general partner of the majority-owned sub-tier limited partnerships during the nine months ended
September 30, 2000. The Partnership's distribution policy is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners for the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 5,768 limited partnership units (the "Units") in the Partnership representing 46.42% of the outstanding Units. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 46.42% of the outstanding Units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2001.

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


                                    Date: October 29, 2001