Form 10KSB
period 2001-12-31
ANGELES OPPORTUNITY PROPERTIES LTD
filed 2002-03-25
CIK 789282

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15(d)

                                   Form 10-KSB

(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
      [No Fee Required]

                 For the fiscal year ended December 31, 2001


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

State issuer's revenues for its most recent fiscal year.  $2,679,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2001. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

                      Gross
                     Carrying    Accumulated                             Federal
Property              Value     Depreciation      Rate      Method      Tax Basis
                         (in thousands)                              (in thousands)

Lake Meadows          $2,716        $ 930       5-40 yrs      S/L        $1,865

Lakewood               6,505        2,291       5-40 yrs      S/L         4,920

Total                 $9,221       $3,221                                $6,785


See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

                      Principal                                          Principal
                      Balance At      Stated                              Balance
                     December 31,    Interest     Period    Maturity      Due At
     Property            2001          Rate     Amortized     Date      Maturity(2)
                    (in thousands)                                    (in thousands)
Lake Meadows
  1st mortgage          $1,546        7.83%     343 months   10/2003      $1,489
  2nd mortgage              54        7.83%        (1)       10/2003          54

Lakewood
  1st mortgage           5,320        7.05%     240 months   01/2022          --

                        $6,920                                            $1,543

(1)   Interest only payments.

(2) See "Item 7. Financial Statements - Note B" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

On  December  6, 2001,  the  Partnership  refinanced  the  mortgage  encumbering
Lakewood Apartments. The refinancing replaced mortgage indebtedness of $3,750,000 with a new mortgage of $5,320,000. The mortgage was refinanced at a rate of 7.05% compared to the prior rate of 7.33%. Payments of approximately $41,000 are due on the first day of each month until the loan matures on January 1, 2022, at which time the loan is expected to be fully amortized. Capitalized loan costs incurred for the refinancing were approximately $199,000. The write-off of unamortized loan costs resulted in an extraordinary loss on early extinguishment of debt of approximately $35,000.

Schedule of Rental Rates and Occupancy

Average annual rental rate and occupancy for 2001 and 2000 for each property are as follows:

                                    Average Annual              Average Annual
                                      Rental Rate                  Occupancy
                                      (per unit)
Property                          2001           2000          2001         2000

Lake Meadows (1)                 $8,591         $8,012         95%          98%
Lakewood                          7,376          7,175         95%          93%

(1) The decrease in occupancy at Lake Meadows Apartments is attributable to increased competition in the local market and numerous evictions. Management is evicting tenants who are not complying with the collection policy in an effort to improve the tenant base.

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

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 2001 for each property were as follows:

                                    2001             2001
                                  Billing            Rate
                               (in thousands)

Lake Meadows Apartments             $ 87             2.63%
Lakewood Apartments                  178             3.06%

Capital Improvements

Lake Meadow Apartments

During 2001, the Partnership completed approximately $72,000 of capital improvements at Lake Meadows Apartments, consisting primarily of floor covering and appliance replacements, swimming pool improvements and other building improvements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $28,800. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Lakewood Apartments

During  2001,  the  Partnership  completed   approximately  $82,000  of  capital
improvements at the property, consisting primarily of floor covering replacement, structural improvements, air conditioning unit replacement, and appliance replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $76,800. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Registrant did not vote on any matters during the quarter ended December 31, 2001.


                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered and sold 12,425 Limited Partnership Units during its offering period through June 25, 1988. As of December 31, 2001, there are 12,425 Units issued and outstanding held by 984 Limited Partners of record. Affiliates of the General Partner owned 5,813 units or 46.79% at December 31, 2001. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2001 and 2000:

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)

       01/01/00 - 12/31/00              $1,030 (1)           $ 81.37
       01/01/01 - 12/31/01               1,956 (2)            154.37

(1)   Distributions   were  made  from  cash  from   operations  (see  "Item  6.
      Management's Discussion and Analysis or Plan of Operation" for further details).

(2) Consists of distributions of approximately $660,000 paid from operations and approximately $1,296,000 from the refinancing proceeds of Lakewood Apartments (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details).

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners in the year 2002 or subsequent periods. In addition, the Partnership is restricted from making distributions if the amount in the reserve account for Lake Meadows Apartments maintained by the mortgage lender is less than $400 per apartment unit at such property. At December 31, 2001 the reserve account was fully funded. See "Item 6. Management's Discussion and Analysis or Plan of Operations" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 5,813 limited partnership units (the "Units") in the Partnership representing 46.79% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 46.79% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

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

Results of Operations

The Partnership's net income for the year ended December 31, 2001, was approximately $358,000 as compared to net income of approximately $313,000 for the year ended December 31, 2000. The increase in net income for the year ended December 31, 2001, is attributable to an increase in total revenues which was partially offset by an increase in total expenses and an extraordinary loss on early extinguishment of debt. The Partnership's income before the extraordinary loss on the early extinguishment of debt was approximately $393,000 for the year ended December 31, 2001 as compared to income of approximately $313,000 for the year ended December 31, 2000. Total revenues increased due to an increase in rental income and other income. Rental income increased due to an increase in average annual rental rates at both properties and an increase in occupancy at Lakewood Apartments. Other income increased due to increases in utility reimbursements partially offset by a decrease in interest income.

The increase in total expenses is due to an increase in operating and interest expense partially offset by a decrease in general and administrative expenses. Operating expenses increased due to increases in utility costs, administrative salaries and commissions and bonuses at Lakewood Apartments offset by a decrease in advertising expense at Lakewood Apartments. Interest expense increased due to the refinancing of the mortgage encumbering Lakewood Apartments in December 2001. General and administrative expenses decreased due to a decrease in legal fees and professional expenses necessary to operate the Partnership. Included in general and administrative expense for the years ended December 31, 2001 and 2000 are management reimbursements to the General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

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

Capital Resources and Liquidity

At December 31, 2001, the Partnership had cash and cash equivalents of approximately $254,000 as compared to approximately $393,000 at December 31, 2000. Cash and cash equivalents decreased by approximately $139,000 due to approximately $116,000 of cash used in investing activities and approximately $614,000 of cash used in financing activities partially offset by approximately $591,000 of cash provided by operating activities. Cash used in investing activities is comprised of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lender. Cash used in financing activities consisted of distributions to the partners, repayment of the mortgage note encumbering Lakewood Apartments, the payment of loan costs and, to a lesser extent, principal payments made on the first mortgage encumbering Lake Meadows Apartments partially offset by proceeds from the refinancing of Lakewood Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at both properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The minimum amount to be budgeted by the Partnership is expected to be $300 per unit or $105,600 in capital improvements for both of the Partnership's properties in the year 2002. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness is approximately $6,920,000. Lake Meadows' mortgage indebtedness is being amortized over 343 months with a balloon payment due at the maturity date of October 2003. Lakewood's indebtedness is being amortized over 240 months with a maturity date of January 2022, at which time it will be fully amortized. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

On  December  6, 2001,  the  Partnership  refinanced  the  mortgage  encumbering
Lakewood Apartments. The refinancing replaced mortgage indebtedness of $3,750,000 with a new mortgage of $5,320,000. The mortgage was refinanced at a rate of 7.05% compared to the prior rate of 7.33%. Payments of approximately $41,000 are due on the first day of each month until the loan matures on January 1, 2022, at which time the loan is expected to be fully amortized. Capitalized loan costs incurred for the refinancing were approximately $199,000. The write-off of unamortized loan costs resulted in an extraordinary loss on early extinguishment of debt of approximately $35,000.

During the year ended December 31, 2001, the Partnership distributed approximately $1,956,000. Of this, approximately $642,000 (approximately $635,000 to the limited partners or $51.11 per limited partnership unit) was from operations and approximately $1,296,000 ($1,283,000 to the limited partners or $103.26 per limited partnership unit) was from the refinancing proceeds of Lakewood Apartments. In conjunction with the transfer of funds from certain majority-owned sub-tier limited partnerships to the Partnership, approximately $18,000 was distributed to the General Partner of the majority-owned sub-tier limited partnerships during the year ended December 31, 2001. During the year ended December 31, 2000, distributions of approximately $1,021,000 were paid from operations (approximately $1,011,000 to the limited partners or approximately $81.37 per limited partnership unit). In conjunction with the transfer of funds from certain majority-owned sub-tier limited partnerships to the Partnership, approximately $9,000 was distributed to the General Partner of the majority-owned sub-tier limited partnerships during the year ended December 31, 2000. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any further distributions to its partners in the year 2002 or subsequent periods. In addition, the Partnership is restricted from making distributions if the amount in the reserve account for Lake Meadows Apartments maintained by the mortgage lender is less than $400 per apartment unit at such property. At December 31, 2001, the reserve account was fully funded. See discussion above for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 5,813 limited partnership units (the "Units") in the Partnership representing 46.79% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 46.79% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Item 7.     Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2001

      Consolidated Statements of Operations - Years ended December 31, 2001 and 2000

      Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2001 and 2000

      Consolidated Statements of Cash Flows - Years ended December 31, 2001 and 2000

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Opportunity Properties, Ltd.


We have audited the accompanying consolidated balance sheet of Angeles Opportunity Properties, Ltd. as of December 31, 2001, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Opportunity Properties, Ltd. at December 31, 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 15, 2002

                     ANGELES OPPORTUNITY PROPERTIES, LTD.

                           CONSOLIDATED BALANCE SHEET
                       (in thousands, except unit data)

                                December 31, 2001


Assets
   Cash and cash equivalents                                                 $  254
   Receivables and deposits                                                     174
   Restricted escrows                                                            40
   Other assets                                                                 254
   Investment properties (Notes B and E):
      Land                                                    $ 1,013
      Buildings and related personal property                   8,208
                                                                9,221
      Less accumulated depreciation                            (3,221)        6,000
                                                                            $ 6,722

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 43
   Tenant security deposit liabilities                                           24
   Accrued property taxes                                                        85
   Other liabilities                                                             62
   Mortgage notes payable (Note B)                                            6,920

Partners' Deficit
   General partner                                             $ (154)
   Limited partners (12,425 units issued and
      outstanding)                                               (258)         (412)
                                                                            $ 6,722

        See Accompanying Notes to Consolidated Financial Statements


                     ANGELES OPPORTUNITY PROPERTIES, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except unit data)



                                                           Years Ended December 31,
                                                              2001         2000
Revenues:
  Rental income                                              $ 2,526      $ 2,393
  Other income                                                   153          135
      Total revenues                                           2,679        2,528

Expenses:
  Operating                                                    1,057        1,005
  General and administrative                                     159          186
  Depreciation                                                   349          339
  Interest                                                       462          431
  Property taxes                                                 259          254
      Total expenses                                           2,286        2,215

Income before extraordinary loss on early
  extinguishment of debt                                         393          313
Extraordinary loss on early extinguishment of debt
  (Note B)                                                       (35)          --

Net income (Note C)                                           $ 358        $ 313

Net income allocated to general partner (1%)                   $ 4          $ 3
Net income allocated to limited partners (99%)                   354          310

                                                              $ 358        $ 313

Per limited partnership unit:
  Income before extraordinary item                           $ 31.31      $ 24.95
  Extraordinary loss on early extinguishment of debt           (2.82)          --

Net income                                                   $ 28.49      $ 24.95

Distributions per limited partnership unit                   $154.37      $ 81.37

        See Accompanying Notes to Consolidated Financial Statements

                     ANGELES OPPORTUNITY PROPERTIES, LTD.

       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                       (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Original capital contributions            12,425        $ 1       $12,425    $12,426

Partners' (deficit) capital
   at December 31, 1999                   12,425      $ (104)     $ 2,007    $ 1,903

Net income for the year ended
   December 31, 2000                          --            3         310        313

Distributions to partners                     --          (19)     (1,011)    (1,030)

Partners' (deficit) capital at
   December 31, 2000                      12,425         (120)      1,306      1,186

Net income for the year
   ended December 31, 2001                    --            4         354        358

Distributions to partners                     --          (38)     (1,918)    (1,956)

Partners' deficit at
   December 31, 2001                      12,425      $ (154)     $ (258)     $ (412)

        See Accompanying Notes to Consolidated Financial Statements


                     ANGELES OPPORTUNITY PROPERTIES, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (in thousands, except unit data)


                                                              Years Ended December 31,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                     $ 358        $ 313
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                   349          339
     Amortization of discounts and loan costs                        33           34
     Extraordinary loss on early extinguishment of debt              35           --
     Change in accounts:
      Receivables and deposits                                       58          141
      Other assets                                                  (20)          (2)
      Accounts payable                                              (17)          38
      Tenant security deposit liabilities                            (3)          --
      Accrued property taxes                                       (176)          16
      Other liabilities                                             (26)        (119)
        Net cash provided by operating activities                   591          760

Cash flows from investing activities:
  Property improvements and replacements                           (154)        (153)
  Net withdrawals from (deposits to) restricted escrows              38          (42)
       Net cash used in investing activities                       (116)        (195)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (29)         (27)
  Repayment of mortgage note payable                             (3,750)          --
  Proceeds from mortgage note payable                             5,320           --
  Loan costs paid                                                  (199)          --
  Distributions to partners                                      (1,956)      (1,030)
       Net cash used in financing activities                       (614)      (1,057)

Net decrease in cash and cash equivalents                          (139)        (492)

Cash and cash equivalents at beginning of the period                393          885

Cash and cash equivalents at end of period                       $ 254        $ 393

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 451        $ 404

        See Accompanying Notes to Consolidated Financial Statements


                     ANGELES OPPORTUNITY PROPERTIES, LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001


Note A - Organization and Significant Accounting Policies

Organization: Angeles Opportunity Properties, Ltd. (the "Partnership" or "Registrant") is a California limited partnership organized in June 1984 to operate and hold residential and commercial real estate properties. The Partnership's general partner is Angeles Realty Corporation II ("ARC II" or the "General Partner"), which is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The directors and officers of the General Partner also serve as executive officers of AIMCO.
The Partnership Agreement provides that the Partnership will terminate on December 31, 2035, unless terminated prior to such date. As of December 31, 2001, the Partnership operates two residential properties located in Texas.

Principles of Consolidation: The consolidated financial statements of the Partnership include its wholly owned interest in New Lake Meadows LP and its 99% limited partnership interests in Lakewood AOPL Ltd. The general partner of each of the consolidated partnerships may be removed by the Registrant, therefore, the partnerships are controlled and consolidated by the Partnership. All significant interentity balances have been eliminated.

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

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the investment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985 and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the alternative depreciation system is used for depreciation of (1) real property over 40 years and (2) personal property additions over 5-20 years.

Cash and Cash Equivalents: Includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $235,000 at December 31, 2001 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Investment Properties: Investment properties consist of two apartment complexes, which are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in either of the years ended December 31, 2001 or 2000. See "Recent Accounting Pronouncements" below.

Loan Costs: Loan costs of approximately $313,000 are included in other assets in the accompanying consolidated balance sheet and are amortized over the lives of the loans. At December 31, 2001, accumulated amortization is approximately $75,000.

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

Restricted Escrows:

      Reserve Account - In 1993, a general reserve account was established in conjunction with the refinancing of the Lake Meadows Apartments mortgage note payable. These funds were earmarked for necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership was required to deposit net operating income (as defined in the mortgage note) from the financed property to the reserve account until the reserve account equals $400 per apartment unit, or approximately $38,000. At December 31, 2001, the reserve totaled approximately $40,000, which includes interest earned on these funds.

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

Advertising Costs: Advertising costs of approximately $39,000 in 2001 and $64,000 in 2000 are charged to expense as incurred and are included in operating expenses.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Recent Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Note B - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

                         Principal      Monthly                           Principal
                         Balance At     Payment    Stated                  Balance
                        December 31,   Including  Interest   Maturity      Due At
Property                    2001       Interest     Rate       Date       Maturity
                             (in thousands)                            (in thousands)
Lake Meadows
  1st mortgage             $1,546        $ 13       7.83%    10/2003       $1,489
  2nd mortgage (a)             54           (b)     7.83%    10/2003           54
Lakewood
  1st mortgage              5,320           41      7.05%    01/2022           --

Totals                     $6,920        $ 54                              $1,543

(a)   Interest only payments.

(b)   Monthly payment is less than $1,000.

The Partnership exercised an interest rate buy-down option for Lake Meadows Apartments when the debt was refinanced in 1993, reducing the stated rate from 8.13% to 7.83%. The fee for the interest rate reduction amounted to $35,000 and was being amortized as a loan discount on the effective interest method. At December 31, 2001, the discount is fully amortized.

On  December  6, 2001,  the  Partnership  refinanced  the  mortgage  encumbering
Lakewood Apartments. The refinancing replaced mortgage indebtedness of $3,750,000 with a new mortgage of $5,320,000. The mortgage was refinanced at a rate of 7.05% compared to the prior rate of 7.33%. Payments of approximately $41,000 are due on the first day of each month until the loan matures on January 1, 2022, at which time the loan is expected to be fully amortized. Capitalized loan costs incurred for the refinancing were approximately $199,000. The write-off of unamortized loan costs resulted in an extraordinary loss on early extinguishment of debt of approximately $35,000.

The mortgage notes payable are nonrecourse and are secured by pledge of certain of the Partnership's rental properties and by pledge of revenues from the respective rental properties. Certain of the notes require prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2001, are as follows (in thousands):

                                   2002         $   147
                                   2003           1,702
                                   2004             144
                                   2005             154
                                   2006             166
                                Thereafter        4,607
                                                $ 6,920

Note C - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                          2001          2000

Net income as reported                    $  358       $  313
Add (deduct):
     Depreciation differences                 27           33
     Unearned income                          (2)         (64)
     Miscellaneous                             3           41

Federal taxable income                    $ 386        $ 323

Federal taxable income per limited
     partnership unit                    $ 30.74      $ 25.76

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):

Net liabilities as reported              $ (412)
Land and buildings                           199
Accumulated depreciation                     586
Syndication and distribution costs         1,838
Other                                         51

Net assets - Federal tax basis           $ 2,262

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with the General Partner and its affiliates were incurred during the years ended December 31, 2001 and 2000:

                                                              2001       2000
                                                              (in thousands)
   Property management fees (included in operating
     expenses)                                                $141       $126
   Reimbursement for services of affiliates (included
     in general and administrative expenses and
     investment properties)                                    109         95
   Loan cost (included in other assets)                         53         --

Affiliates of the General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $141,000 and $126,000 for the years ended December 31, 2001 and 2000, respectively.

An affiliate of the General Partner received reimbursements of accountable administrative expense amounting to approximately $109,000 and $95,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $23,000 and $5,000 for the years ended December 31, 2001 and 2000, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions to the investment properties and are being depreciated over 15 years.

During the year ended December 31, 2001, the Partnership paid an affiliate of the General Partner approximately $53,000 for loan costs associated with the refinancing of Lakewood Apartments.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $20,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 5,813 limited partnership units (the "Units") in the Partnership representing 46.79% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 46.79% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note E - Real Estate and Accumulated Depreciation

                                                Initial Cost
                                               To Partnership
                                               (in thousands)

                                                       Buildings           Cost
                                                      and Related      Capitalized
                                                        Personal      Subsequent to
     Description         Encumbrances       Land        Property       Acquisition
                        (in thousands)                                (in thousands)

Lake Meadows                $ 1,600         $ 473       $ 1,584           $  659
Lakewood                      5,320           483         3,491            2,531

Totals                      $ 6,920         $ 956       $ 5,075          $ 3,190


                    Gross Amount At Which Carried
                         At December 31, 2001
                            (in thousands)

                               Buildings
                              And Related
                               Personal               Accumulated      Date     Depreciable
Description          Land      Property     Total     Depreciation   Acquired   Life-Years
                                                     (in thousands)

Lake Meadows         $ 473      $2,243      $2,716       $ 930       03/31/88      5-40
Lakewood               540       5,965       6,505        2,291      11/01/89      5-40

      Totals        $1,013      $8,208      $9,221       $3,221

The depreciable lives for buildings and building components are for 10 to 40 years. The depreciable lives for related personal property are for 5 to 7 years.

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                                Years Ended December 31,
                                                  2001            2000
                                                     (in thousands)
Real Estate
Balance at beginning of year                     $9,067          $8,914
  Property improvements                             154             153
Balance at end of year                           $9,221          $9,067

Accumulated Depreciation
Balance at beginning of year                     $2,872          $2,533
  Additions charged to expense                      349             339
Balance at end of year                           $3,221          $2,872

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2001 and 2000 is approximately $9,419,000 and $9,266,000, respectively. Accumulated depreciation for Federal income tax purposes at December 31, 2001 and 2000, is approximately $2,634,000 and $2,313,000, respectively.

Note F - Distributions

During the year ended December 31, 2001, the Partnership distributed approximately $1,956,000. Of this, approximately $642,000 (approximately $635,000 to the limited partners or $51.11 per limited partnership unit) was from operations and approximately $1,296,000 ($1,283,000 to the limited partners or $103.26 per limited partnership unit) was from the refinancing proceeds of Lakewood Apartments. In conjunction with the transfer of funds from certain majority-owned sub-tier limited partnerships to the Partnership, approximately $18,000 was distributed to the General Partner of the majority-owned sub-tier limited partnerships during the year ended December 31, 2001. During the year ended December 31, 2000, distributions of approximately $1,021,000 were paid from operations (approximately $1,011,000 to the limited partners or approximately $81.37 per limited partnership unit). In conjunction with the transfer of funds from certain majority-owned sub-tier limited partnerships to the Partnership, approximately $9,000 was distributed to the General Partner of the majority-owned sub-tier limited partnerships during the year ended December 31, 2000.

Note G - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

            None.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The names of the directors and executive officers of Angeles Realty Corporation II ("ARC II"), the Partnership's General Partner, their ages and the nature of all positions with ARC II presently held by them are as follows:

Name                        Age    Position

Patrick J. Foye              44    Executive Vice President and Director

Martha L. Long               42    Senior Vice President and Controller

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

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act. Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

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

The executive officers and director of the General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were audit services of approximately $36,000 and non-audit services (principally tax-related) of approximately $19,000.

Item 10.    Executive Compensation

None of the directors and officers of the General Partner received any renumeration from the Registrant during the year ended December 31, 2001.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2001.

Entity                                  Number of Units      Percentage

Insignia Properties, LP                        405              3.26%
  (an affiliate of AIMCO)
Cooper River Properties, LLC                   969              7.80%
  (an affiliate of AIMCO)
AIMCO Properties, LP                         4,439             35.73%
  (an affiliate of AIMCO)

Cooper River Properties, LLC and Insignia Properties, LP are indirectly and ultimately owned by AIMCO. Their business addresses are 55 Beattie Place, Greenville, SC 29601.

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

The following transactions with the General Partner and its affiliates were incurred during the years ended December 31, 2001 and 2000:

                                                              2001       2000
                                                              (in thousands)

   Property management fees                                   $141       $126
   Reimbursement for services of affiliates                    109         95
   Loan cost                                                    53         --

Affiliates of the General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $141,000 and $126,000 for the years ended December 31, 2001 and 2000, respectively.

An affiliate of the General Partner received reimbursements of accountable administrative expense amounting to approximately $109,000 and $95,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $23,000 and $5,000 for the years ended December 31, 2001 and 2000, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions to the investment properties and are being depreciated over 15 years.

During the year ended December 31, 2001, the Partnership paid an affiliate of the General Partner approximately $53,000 for loan costs associated with the refinancing of Lakewood Apartments.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $20,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 5,813 limited partnership units (the "Units") in the Partnership representing 46.79% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 46.79% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.


                                     PART IV

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            Exhibit 10.10, Multifamily Note dated December 6, 2001, between Lakewood AOPL and GMAC Commercial Mortgage Corporation, a California Corporation, refinancing the mortgage encumbering Lakewood Apartments.

      (b) Reports on Form 8-K filed during the fourth quarter of calendar year 2001:

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

      10.10 Multifamily Note dated December 6, 2001, between Lakewood AOPL and GMAC Commercial Mortgage Corporation, a California Corporation, refinancing the mortgage encumbering Lakewood Apartments.

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

                                                        FHLMC Loan No. 002738597
                                                             Lakewood Apartments

                                MULTIFAMILY NOTE
                       (TEXAS - REVISION DATE 11-01-2000)


US $5,320,000.00                                        As of December 6, 2001


      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation, the principal sum of Five Million Three Hundred Twenty Thousand and 00/100 Dollars (US $5,320,000.00), with interest on the unpaid principal balance at the annual rate of seven and five hundredths percent (7.05%).

1. Defined Terms. As used in this Note, (i) the term "Lender" means the holder of this Note, and (ii) the term "Indebtedness" means the principal of, interest on, and any other amounts due at any time under, this Note, the Security Instrument or any other Loan Document, including prepayment premiums, late charges, default interest, and advances to protect the security of the Security Instrument under Section 12 of the Security Instrument. "Event of Default" and other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Security Instrument.

2. Address for Payment. All payments due under this Note shall be payable at 200 Witmer Road, Post Office Box 809, Horsham, Pennsylvania 19044, Attn: Servicing - Account Manager, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

3. Payment of Principal and Interest. Principal and interest shall be paid as follows:

(a) Unless disbursement of principal is made by Lender to Borrower on the first day of the month, interest for the period beginning on the date of disbursement and ending on and including the last day of the month in which such disbursement is made shall be payable simultaneously with the execution of this Note. Interest under this Note shall be computed on the basis of a 360-day year consisting of twelve 30-day months.

(b) Consecutive monthly installments of principal and interest, each in the amount of Forty-One Thousand Four Hundred Five and 72/100 Dollars (US
$41,405.72), shall be payable on the first day of each month beginning on February 1, 2002, until the entire unpaid principal balance evidenced by this
Note is fully paid.

(c) Any accrued interest remaining past due for 30 days or more may, at Lender's discretion, be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on January 1, 2022 or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.

(d) Any regularly scheduled monthly installment of principal and interest that is received by Lender before the date it is due shall be deemed to have been received on the due date solely for the purpose of calculating interest due.

4. Application of Payments. If at any time Lender receives, from Borrower or otherwise, any amount applicable to the Indebtedness which is less than all amounts due and payable at such time, Lender may apply that payment to amounts then due and payable in any manner and in any order determined by Lender, in Lender's discretion. Borrower agrees that neither Lender's acceptance of a payment from Borrower in an amount that is less than all amounts then due and payable nor Lender's application of such payment shall constitute or be deemed to constitute either a waiver of the unpaid amounts or an accord and satisfaction.

5. Security. The Indebtedness is secured, among other things, by a multifamily mortgage, deed to secure debt or deed of trust dated as of the date of this Note (the "Security Instrument"), and reference is made to the Security Instrument for other rights of Lender as to collateral for the Indebtedness.

6. Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, the prepayment premium payable under Paragraph 10, if any, and all other amounts payable under this Note and any other Loan Document shall at once become due and payable, at the option of Lender, without any prior notice to Borrower (except if notice is required by applicable law, then after such notice). Lender may exercise this option to accelerate regardless of any prior forbearance.

7. Late Charge. If any monthly amount payable under this Note or under the Security Instrument or any other Loan Document is not received by Lender within ten (10) days after the amount is due (unless applicable law requires a longer period of time before a late charge may be imposed, in which event such longer period shall be substituted), Borrower shall pay to Lender, immediately and without demand by Lender, a late charge equal to five percent (5%) of such amount (unless applicable law requires a lesser amount be charged, in which event such lesser amount shall be substituted). Borrower acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the loan evidenced by this Note (the "Loan"), and that it is extremely difficult and impractical to determine those additional expenses. Borrower agrees that the late charge payable pursuant to this Paragraph represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional expenses Lender will incur by reason of such late payment. The late charge is payable in addition to, and not in lieu of, any interest payable at the Default Rate pursuant to Paragraph 8.

8. Default Rate. So long as (a) any monthly installment under this Note remains past due for thirty (30) days or more, or (b) any other Event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of four (4) percentage points above the rate stated in the first paragraph of this Note and the maximum interest rate which may be collected from Borrower under applicable law. If the unpaid principal balance and all accrued interest are not paid in full on the Maturity Date, the unpaid principal balance and all accrued interest shall bear interest from the Maturity Date at the Default Rate. Borrower also acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the Loan, that, during the time that any monthly installment under this Note is delinquent for more than thirty (30) days, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities, and that it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment under this Note is delinquent for more than thirty (30) days or any other Event of Default has occurred and is continuing, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of the Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.

9.    Limits on Personal Liability.

(a) Except as otherwise provided in this Paragraph 9, Borrower shall have no personal liability under this Note, the Security Instrument or any other Loan Document for the repayment of the Indebtedness or for the performance of any other obligations of Borrower under the Loan Documents, and Lender's only recourse for the satisfaction of the Indebtedness and the performance of such obligations shall be Lender's exercise of its rights and remedies with respect to the Mortgaged Property and any other collateral held by Lender as security for the Indebtedness. This limitation on Borrower's liability shall not limit or impair Lender's enforcement of its rights against any guarantor of the Indebtedness or any guarantor of any obligations of Borrower.

(b) Borrower shall be personally liable to Lender for the repayment of a portion of the Indebtedness equal to zero percent (0%) of the original principal balance of this Note, plus any other amounts for which Borrower has personal liability under this Paragraph 9.

(c) In addition to Borrower's personal liability under Paragraph 9(b), Borrower shall be personally liable to Lender for the repayment of a further portion of the Indebtedness equal to any loss or damage suffered by Lender as a result of
(1) failure of Borrower to pay to Lender upon demand after an Event of Default all Rents to which Lender is entitled under Section 3(a) of the Security Instrument and the amount of all security deposits collected by Borrower from tenants then in residence; (2) failure of Borrower to apply all insurance proceeds and condemnation proceeds as required by the Security Instrument; or
(3) failure of Borrower to comply with Section 14(d) or (e) of the Security Instrument relating to the delivery of books and records, statements, schedules and reports.

(d) For purposes of determining Borrower's personal liability under Paragraph 9(b) and Paragraph 9(c), all payments made by Borrower or any guarantor of this Note with respect to the Indebtedness and all amounts received by Lender from the enforcement of its rights under the Security Instrument shall be applied first to the portion of the Indebtedness for which Borrower has no personal liability.

(e) Borrower shall become personally liable to Lender for the repayment of all of the Indebtedness upon the occurrence of any of the following Events of
Default: (1) Borrower's acquisition of any property or operation of any business not permitted by Section 33 of the Security Instrument; (2) a Transfer (including, but not limited to, a lien or encumbrance) that is an Event of Default under Section 21 of the Security Instrument, other than a Transfer consisting solely of the involuntary removal or involuntary withdrawal of a general partner in a limited partnership or a manager in a limited liability company; or (3) fraud or written material misrepresentation by Borrower or any officer, director, partner, member or employee of Borrower in connection with the application for or creation of the Indebtedness or any request for any action or consent by Lender.

(f) In addition to any personal liability for the Indebtedness, Borrower shall be personally liable to Lender for (1) the performance of all of Borrower's obligations under Section 18 of the Security Instrument (relating to environmental matters); (2) the costs of any audit under Section 14(d) of the Security Instrument; and (3) any costs and expenses incurred by Lender in connection with the collection of any amount for which Borrower is personally liable under this Paragraph 9, including fees and out of pocket expenses of attorneys and expert witnesses and the costs of conducting any independent audit of Borrower's books and records to determine the amount for which Borrower has personal liability.

(g) To the extent that Borrower has personal liability under this Paragraph 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. For purposes of this Paragraph 9, the term "Mortgaged Property" shall not include any funds that (1) have been applied by Borrower as required or permitted by the Security Instrument prior to the occurrence of an Event of Default or (2) Borrower was unable to apply as required or permitted by the Security Instrument because of a bankruptcy, receivership, or similar judicial proceeding. To the fullest extent permitted by applicable law, in any action to enforce Borrower's personal liability under this Paragraph 9, Borrower waives any right to set off the value of the Mortgaged Property against such personal liability.

10.   Voluntary and Involuntary Prepayments.

(a) A prepayment premium shall be payable in connection with any prepayment (any receipt by Lender of principal, other than principal required to be paid in monthly installments pursuant to Paragraph 3(b), prior to the scheduled Maturity Date set forth in Paragraph 3(c)) under this Note as provided below:

(1) Borrower may voluntarily prepay all of the unpaid principal balance of this Note on a Business Day designated as the date for such prepayment in a written notice from Borrower to Lender given at least 30 days prior to the date of such prepayment. Such prepayment shall be made by paying (A) the amount of principal being prepaid, (B) all accrued interest, (C) all other sums due Lender at the time of such prepayment, and (D) the prepayment premium calculated pursuant to Paragraph 10(c). For all purposes including the accrual of interest, any prepayment received by Lender on any day other than the last calendar day of the month shall be deemed to have been received on the last calendar day of such month. For purposes of this Note, a "Business Day" means any day other than a Saturday, Sunday or any other day on which Lender is not open for business. Unless expressly provided for in the Loan Documents, Borrower shall not have the option to voluntarily prepay less than all of the unpaid principal balance. However, if a partial prepayment is provided for in the Loan Documents or is accepted by Lender in Lender's discretion, a prepayment premium calculated pursuant to Paragraph 10(c) shall be due and payable by Borrower.

(2) Upon Lender's exercise of any right of acceleration under this Note, Borrower shall pay to Lender, in addition to the entire unpaid principal balance of this Note outstanding at the time of the acceleration, (A) all accrued interest and all other sums due Lender, and (B) the prepayment premium calculated pursuant to Paragraph 10(c).

(3) Any application by Lender of any collateral or other security to the repayment of any portion of the unpaid principal balance of this Note prior to the Maturity Date and in the absence of acceleration shall be deemed to be a partial prepayment by Borrower, requiring the payment to Lender by Borrower of a prepayment premium.

(b) Notwithstanding the provisions of Paragraph 10(a), no prepayment premium shall be payable with respect to (A) any prepayment made during the period from one hundred eighty (180) days before the scheduled Maturity Date to the scheduled Maturity Date, or (B) any prepayment occurring as a result of the application of any insurance proceeds or condemnation award under the Security Instrument.

(c) Any prepayment premium payable under this Note shall be computed as follows:

(1) If the prepayment is made between the date of this Note and the date that is 180 months after the first day of the first calendar month following the date of this Note (the "Yield Maintenance Period"), the prepayment premium shall be whichever is the greater of subparagraphs (i) and (ii) below:

            (i)   1.0% of the unpaid principal balance of this Note; or

            (ii)  the product obtained by multiplying:

                  (A)   the amount of principal being prepaid,
                  by
                  (B) the excess (if any) of the Monthly Note Rate over the Assumed Reinvestment Rate, by
                  (C)   the Present Value Factor.

            For purposes of subparagraph (ii), the following definitions shall apply:

            Monthly Note Rate: one-twelfth (1/12) of the annual interest rate of this Note, expressed as a decimal calculated to five digits.

            Prepayment Date: in the case of a voluntary prepayment, the date on which the prepayment is made; in the case of the application by Lender of collateral or security to a portion of the principal balance, the date of such application; and in any other case, the date on which Lender accelerates the unpaid principal balance of this Note.

            Assumed Reinvestment Rate: one-twelfth (1/12) of the yield rate as of the date 5 Business Days before the Prepayment Date, on the 9.250% U.S. Treasury Security due February 1, 2016, as reported in The Wall Street Journal, expressed as a decimal calculated to five digits. In the event that no yield is published on the applicable date for the Treasury Security used to determine the Assumed Reinvestment Rate, Lender, in its discretion, shall select the non-callable Treasury Security maturing in the same year as the Treasury Security specified above with the lowest yield published in The Wall Street Journal as of the applicable date. If the publication of such yield rates in The Wall Street Journal is discontinued for any reason, Lender shall select a security with a comparable rate and term to the Treasury Security used to determine the Assumed Reinvestment Rate. The selection of an alternate security pursuant to this Paragraph shall be made in Lender's discretion.

            Present Value Factor: the factor that discounts to present value the costs resulting to Lender from the difference in interest rates during the months remaining in the Yield Maintenance Period, using the Assumed Reinvestment Rate as the discount rate, with monthly compounding, expressed numerically as follows:

                                        [OBJECT OMITTED]

            n = number of months remaining in Yield Maintenance Period

            ARR = Assumed Reinvestment Rate

(2) If the prepayment is made after the expiration of the Yield Maintenance Period but before the period set forth in Paragraph 10(b)(A) above, the prepayment premium shall be 1.0% of the unpaid principal balance of this Note.

(d) Any permitted or required prepayment of less than the unpaid principal balance of this Note shall not extend or postpone the due date of any subsequent monthly installments or change the amount of such installments, unless Lender agrees otherwise in writing.

(e) Borrower recognizes that any prepayment of the unpaid principal balance of this Note, whether voluntary or involuntary or resulting from a default by Borrower, will result in Lender's incurring loss, including reinvestment loss, additional expense and frustration or impairment of Lender's ability to meet its commitments to third parties. Borrower agrees to pay to Lender upon demand damages for the detriment caused by any prepayment, and agrees that it is extremely difficult and impractical to ascertain the extent of such damages. Borrower therefore acknowledges and agrees that the formula for calculating prepayment premiums set forth in this Note represents a reasonable estimate of the damages Lender will incur because of a prepayment.

(f) Borrower further acknowledges that the prepayment premium provisions of this Note are a material part of the consideration for the Loan, and acknowledges that the terms of this Note are in other respects more favorable to Borrower as a result of the Borrower's voluntary agreement to the prepayment premium provisions.

11. Costs and Expenses. To the fullest extent allowed by applicable law, Borrower shall pay all expenses and costs, including fees and out-of-pocket expenses of attorneys (including Lender's in-house attorneys) and expert witnesses and costs of investigation, incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding.

12. Forbearance. Any forbearance by Lender in exercising any right or remedy under this Note, the Security Instrument, or any other Loan Document or otherwise afforded by applicable law, shall not be a waiver of or preclude the exercise of that or any other right or remedy. The acceptance by Lender of any payment after the due date of such payment, or in an amount which is less than the required payment, shall not be a waiver of Lender's right to require prompt payment when due of all other payments or to exercise any right or remedy with respect to any failure to make prompt payment. Enforcement by Lender of any security for Borrower's obligations under this Note shall not constitute an election by Lender of remedies so as to preclude the exercise of any other right or remedy available to Lender.

13.  Waivers.  Presentment,  demand,  notice  of  dishonor,  protest,  notice of acceleration, notice of intent to demand or accelerate payment or maturity, presentment for payment, notice of nonpayment, grace, and diligence in collecting the Indebtedness are waived by Borrower and all endorsers and guarantors of this Note and all other third party obligors.

14. Loan Charges. Borrower and Lender intend at all times to comply with the law of the State of Texas governing the maximum rate or amount of interest payable on or in connection with this Note and the Indebtedness (or applicable United States federal law to the extent that it permits Lender to contract for, charge, take, reserve or receive a greater amount of interest than under Texas law). If the applicable law is ever judicially interpreted so as to render usurious any amount payable under this Note or under any other Loan Document, or contracted for, charged, taken, reserved or received with respect to the Indebtedness, or of acceleration of the maturity of this Note, or if any prepayment by Borrower results in Borrower having paid any interest in excess of that permitted by any applicable law, then Borrower and Lender expressly intend that all excess amounts collected by Lender shall be applied to reduce the unpaid principal balance of this Note (or, if this Note has been or would thereby be paid in full, shall be refunded to Borrower), and the provisions of this Note, the Security Instrument and any other Loan Documents immediately shall be deemed reformed and the amounts thereafter collectible under this Note or any other Loan Document reduced, without the necessity of the execution of any new documents, so as to comply with any applicable law, but so as to permit the recovery of the fullest amount otherwise payable under this Note or any other Loan Document. The right to accelerate the maturity of this Note does not include the right to accelerate any interest which has not otherwise accrued on the date of such acceleration, and Lender does not intend to collect any unearned interest in the event of acceleration. All sums paid or agreed to be paid to Lender for the use, forbearance or detention of the Indebtedness shall, to the extent permitted by any applicable law, be amortized, prorated, allocated and spread throughout the full term of the Indebtedness until payment in full so that the rate or amount of interest on account of the Indebtedness does not exceed the applicable usury ceiling. Notwithstanding any provision contained in this Note, the Security Instrument or any other Loan Document that permits the compounding of interest, including any provision by which any accrued interest is added to the principal amount of this Note, the total amount of interest that Borrower is obligated to pay and Lender is entitled to receive with respect to the Indebtedness shall not exceed the amount calculated on a simple (i.e., noncompounded) interest basis at the maximum rate on principal amounts actually advanced to or for the account of Borrower, including all current and prior advances and any advances made pursuant to the Security Instrument or other Loan Documents (such as for the payment of taxes, insurance premiums and similar expenses or costs).

15. Commercial Purpose. Borrower represents that the Indebtedness is being incurred by Borrower solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family, household, or agricultural purposes.

16. Counting of Days. Except where otherwise specifically provided, any reference in this Note to a period of "days" means calendar days, not Business Days.

17. Governing Law. This Note shall be governed by the law of the jurisdiction in which the Land is located.

18. Captions. The captions of the paragraphs of this Note are for convenience only and shall be disregarded in construing this Note.

19. Notices; Written Modifications. All notices, demands and other communications required or permitted to be given by Lender to Borrower pursuant to this Note shall be given in accordance with Section 31 of the Security Instrument. Any modification or amendment to this Note shall be ineffective unless in writing signed by the party sought to be charged with such modification or amendment; provided, however, that in the event of a Transfer under the terms of the Security Instrument, any or some or all of the Modifications to Multifamily Note may be modified or rendered void by Lender at Lender's option by notice to Borrower/transferee.

20. Consent to Jurisdiction and Venue. Borrower agrees that any controversy arising under or in relation to this Note shall be litigated exclusively in the jurisdiction in which the Land is located (the "Property Jurisdiction"). The state and federal courts and authorities with jurisdiction in the Property Jurisdiction shall have exclusive jurisdiction over all controversies which shall arise under or in relation to this Note. Borrower irrevocably consents to service, jurisdiction, and venue of such courts for any such litigation and waives any other venue to which it might be entitled by virtue of domicile, habitual residence or otherwise.

21. WAIVER OF TRIAL BY JURY. BORROWER AND LENDER EACH (A) AGREES NOT TO ELECT A TRIAL BY JURY WITH RESPECT TO ANY ISSUE ARISING OUT OF THIS NOTE OR THE RELATIONSHIP BETWEEN THE PARTIES AS LENDER AND BORROWER THAT IS TRIABLE OF RIGHT BY A JURY AND (B) WAIVES ANY RIGHT TO TRIAL BY JURY WITH RESPECT TO SUCH ISSUE TO THE EXTENT THAT ANY SUCH RIGHT EXISTS NOW OR IN THE FUTURE. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS SEPARATELY GIVEN BY EACH PARTY, KNOWINGLY AND VOLUNTARILY WITH THE BENEFIT OF COMPETENT LEGAL COUNSEL.

      ATTACHED EXHIBIT.  The following Exhibit is attached to this Note:

            -----
              X       Exhibit A     Modifications to Multifamily Note
            -----

      IN WITNESS WHEREOF, Borrower has signed and delivered this Note under seal or has caused this Note to be signed and delivered under seal by its duly authorized representative. Borrower intends that this Note shall be deemed to be signed and delivered as a sealed instrument.





                          [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                             LAKEWOOD AOPL, A TEXAS LIMITED PARTNERSHIP, a Texas limited partnership

                             By: Lakewood AOPL, Inc., a Texas corporation, its general partner




                                          By:  ________________________________
                                              Patti K. Fielding
                                              Senior Vice President



                                   76-0374998
                                   Borrower's Social Security/Employer ID Number

PAY TO THE ORDER OF FEDERAL HOME LOAN MORTGAGE CORPORATION, WITHOUT RECOURSE, THIS _____ DAY OF DECEMBER, 2001.


GMAC COMMERCIAL MORTGAGE CORPORATION, a
   California corporation



By:_________________________________
   Robert D. Falese, III
   Vice President

                                    EXHIBIT A

                        MODIFICATIONS TO MULTIFAMILY NOTE

The following  modifications are made to the text of the Note that precedes this
Exhibit:

1. The first sentence of Paragraph 8 of the Note ("Default Rate") is hereby deleted and replaced with the following:

            So long as (a) any monthly installment under this Note remains past due for more than thirty (30) days or (b) any other event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of (1) the maximum interest rate which may be collected from Borrower under applicable law or (2) the greater of (i) three percent (3%) above the Interest Rate or (ii) four percent (4.0%) above the then-prevailing Prime Rate. As used herein, the term "Prime Rate" shall mean the rate of interest announced by The Wall Street Journal from time to time as the "Prime Rate".

2. Paragraph 9(c) of the Note is amended to add the following subparagraph (4):

(4) failure by Borrower to pay the amount of the water and sewer charges, taxes, fire, hazard or other insurance premiums, ground rents, assessments or other charges in accordance with the terms of the Security Instrument.

3. Paragraph 19 is modified by deleting: "; provided, however, that in the event of a Transfer under the terms of the Security Instrument, any or some or all of the Modifications to Multifamily Note may be modified or rendered void by Lender at Lender's option by notice to Borrower/transferee" in the last sentence of the Paragraph; and by adding the following new sentence:

            The Modifications to Multifamily Note set forth in this Exhibit A shall be null and void unless title to the Mortgaged Property is vested in an entity whose Controlling Interest(s) are directly or indirectly held by AIMCO REIT or AIMCO OP. The capitalized terms used in this paragraph are defined in the Security Instrument.