Form 10QSB
period 2002-03-31
ANGELES OPPORTUNITY PROPERTIES LTD
filed 2002-05-13
CIK 789282

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

                For the quarterly period ended March 31, 2002


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



ITEM 1.     FINANCIAL STATEMENTS


a)

                     ANGELES OPPORTUNITY PROPERTIES, LTD.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                                 March 31, 2002

Assets
   Cash and cash equivalents                                                 $  541
   Receivables and deposits                                                      19
   Restricted escrows                                                            40
   Other assets                                                                 321
   Investment properties:
      Land                                                    $ 1,013
      Buildings and related personal property                   8,244
                                                                9,257
      Less accumulated depreciation                            (3,309)        5,948

                                                                            $ 6,869
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 51
   Tenant security deposit liabilities                                           24
   Accrued property taxes                                                        68
   Other liabilities                                                            162
   Mortgage notes payable                                                     6,892

Partners' Deficit:
   General partner                                             $ (153)
   Limited partners (12,425 units issued and
      outstanding)                                               (175)         (328)

                                                                            $ 6,869

         See Accompanying Notes to Consolidated Financial Statements


b)

                     ANGELES OPPORTUNITY PROPERTIES, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                       (in thousands, except unit data)



                                                            Three Months Ended
                                                                 March 31,
                                                             2002        2001
Revenues:
   Rental income                                            $ 601       $ 625
   Other income                                                 44         39
      Total revenues                                           645        664

Expenses:
   Operating                                                   231        245
   General and administrative                                   42         41
   Depreciation                                                 88         87
   Interest                                                    130        109
   Property taxes                                               70         65
      Total expenses                                           561        547

Net income                                                   $ 84       $ 117

Net income allocated to general partner (1%)                 $ 1          $ 1

Net income allocated to limited partners (99%)                  83         116

                                                             $ 84        $ 117

Net income per limited partnership unit                     $ 6.68      $ 9.34

Distributions per limited partnership unit                   $ --       $28.09

         See Accompanying Notes to Consolidated Financial Statements

c)

                     ANGELES OPPORTUNITY PROPERTIES, LTD.

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                       (in thousands, except unit data)

                                       Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners     Total

Original capital contributions         12,425          $ 1        $12,425    $12,426

Partners' deficit at
   December 31, 2001                   12,425         $ (154)     $ (258)     $ (412)

Net income for the three months
   ended March 31, 2002                    --              1           83         84

Partners' deficit at
   March 31, 2002                      12,425         $ (153)     $ (175)     $ (328)

         See Accompanying Notes to Consolidated Financial Statements


d)
                     ANGELES OPPORTUNITY PROPERTIES, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2002        2001
Cash flows from operating activities:
  Net income                                                      $ 84        $ 117
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                      88          87
   Amortization of loan costs and discount                            5           8
   Change in accounts:
      Receivables and deposits                                      155         180
      Other assets                                                  (72)        (26)
      Accounts payable                                                8         (47)
      Accrued property taxes                                        (17)       (192)
      Other liabilities                                             100          11
         Net cash provided by operating activities                  351         138

Cash flows from investing activities:
  Property improvements and replacements                            (36)        (48)
  Net withdrawals from restricted escrows                            --          39
         Net cash used in investing activities                      (36)         (9)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (28)         (7)
  Distributions to partners                                          --        (353)
         Net cash used in financing activities                      (28)       (360)

Net increase (decrease) in cash and cash equivalents                287        (231)

Cash and cash equivalents at beginning of period                    254         393

Cash and cash equivalents at end of period                       $ 541        $ 162

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 94        $ 101

         See Accompanying Notes to Consolidated Financial Statements


e)
                     ANGELES OPPORTUNITY PROPERTIES, LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Opportunity Properties, Ltd. (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "General Partner" and a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $32,000 and $34,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the General Partner received reimbursements of accountable administrative expense amounting to approximately $25,000 and $22,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in general and administrative expenses.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $32,000 and $24,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy for each of the properties for the three months ended March 31, 2002 and 2001:

                                                Average Occupancy
      Property                                  2002          2001

      Lake Meadows Apartments (1)                86%          97%
         Garland, Texas
      Lakewood Apartments (2)                    92%          95%
         Tomball, Texas

(1) Occupancy at Lake Meadows Apartments decreased primarily due to the economy and lower home mortgage rates.

(2) Occupancy at Lakewood Apartments decreased primarily due to a large employer lay-off in the area.

Results from Operations

The Partnership reported net income of approximately $84,000 and $117,000 for the three months ended March 31, 2002 and 2001, respectively. The decrease in net income is attributable to a decrease in total revenues and an increase in total expenses. The decrease in total revenues is due to a decrease in rental income. Rental income decreased due to a decrease in occupancy, as discussed above, partially offset by an increase in rental rates at both of the Partnership's investment properties.

Total expenses increased due to an increase in interest expense partially offset by a decrease in operating expense. Interest expense increased due to the refinancing of Lakewood Apartments in December 2001 which resulted in a higher debt balance. The decrease in operating expense is primarily due to a decrease in property expense. The decrease in property expense is primarily due to a decrease in overall utility costs at Lakewood Apartments. General and administrative, depreciation and property tax expenses remained relatively consistent. Included in general and administrative expense for the three months ended March 31, 2002 and 2001 are management reimbursements to the General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

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

Liquidity and Capital Resources

At March 31, 2002, the Partnership had cash and cash equivalents of approximately $541,000 compared to approximately $162,000 at March 31, 2001. Cash and cash equivalents increased approximately $287,000 from December 31, 2001 due to approximately $351,000 of cash provided by operating activities, offset by approximately $28,000 and $36,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consisted of principal payments made on the mortgages encumbering Lake Meadows Apartments and Lakewood Apartments. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

Lake Meadows Apartments

Approximately $34,000 has been budgeted for capital improvements for the year 2002 at Lake Meadows Apartments consisting primarily of floor covering and appliance replacements. During the three months ended March 31, 2002, the Partnership completed approximately $11,000 of capital improvements at Lake Meadows Apartments consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property and anticipated cash flow generated by the property.

Lakewood Apartments

Approximately $89,000 has been budgeted for capital improvements for the year 2002 at Lakewood Apartments for parking area improvements, air conditioning unit replacements and floor covering and appliance replacements. During the three months ended March 31, 2002, the Partnership completed approximately $25,000 of capital improvements at the property, consisting primarily of floor covering replacements, appliance replacements, and structural upgrades. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property and anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only to the extent of cash available from operations, capital reserves, and from the Partnership's reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness is approximately $6,892,000, net of discount. Lake Meadows Apartments' mortgage is being amortized over 343 months with balloon payments due at the maturity date of October 2003. Lakewood Apartments' indebtedness is being amortized over 240 months with a maturity date of January 1, 2022 at which time it will be fully amortized. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2002 and 2001 (in thousands, except per unit data):

                  Three Months     Per Limited      Three Months     Per Limited
                     Ended         Partnership         Ended         Partnership
                 March 31, 2002        Unit        March 31, 2001        Unit

Operations            $ --             $ --            $ 353            $28.09

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners for the remainder of 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 5,813 limited partnership units (the "Units") in the Partnership representing 46.79% of the outstanding Units at March 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 46.79% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2002.

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