Form 10QSB
period 2002-06-30
ANGELES OPPORTUNITY PROPERTIES LTD
filed 2002-08-14
CIK 789282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002


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

                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS




                     ANGELES OPPORTUNITY PROPERTIES, LTD.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                                  June 30, 2002


Assets
   Cash and cash equivalents                                                 $ 314
   Receivables and deposits                                                      26
   Restricted escrows                                                            40
   Other assets                                                                 306
   Investment properties:
      Land                                                    $ 1,013
      Buildings and related personal property                   8,264
                                                                9,277
      Less accumulated depreciation                            (3,399)        5,878

                                                                            $ 6,564
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 25
   Tenant security deposit liabilities                                           29
   Accrued property taxes                                                       136
   Other liabilities                                                            163
   Mortgage notes payable                                                     6,853

Partners' Deficit
   General partner                                             $ (160)
   Limited partners (12,425 units issued and
      outstanding)                                               (482)         (642)

                                                                            $ 6,564

         See Accompanying Notes to Consolidated Financial Statements


                     ANGELES OPPORTUNITY PROPERTIES, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                       (in thousands, except unit data)



                                           Three Months Ended           Six Months Ended
                                                June 30,                    June 30,
                                           2002          2001          2002          2001
Revenues:
  Rental income                            $ 604         $ 633        $ 1,205      $ 1,258
  Other income                                 41            37            85           76
    Total revenues                            645           670         1,290        1,334

Expenses:
  Operating                                   269           264           500          509
  General and administrative                   35            39            77           80
  Depreciation                                 90            89           178          176
  Interest                                    129           108           259          217
  Property taxes                               68            65           138          130
    Total expenses                            591           565         1,152        1,112

Net income                                 $ 54          $ 105         $ 138        $ 222

Net income allocated to general
  partner (1%)                              $ 1           $ 1           $ 1          $ 2
Net income allocated to limited
  partners (99%)                               53           104           137          220

                                           $ 54          $ 105         $ 138        $ 222
Net income per limited
  partnership unit                        $ 4.27        $ 8.37        $ 11.03      $ 17.71

Distributions per limited
  partnership unit                        $ 29.05       $ 9.98        $ 29.05      $ 38.07

         See Accompanying Notes to Consolidated Financial Statements


                     ANGELES OPPORTUNITY PROPERTIES, LTD.

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                       (in thousands, except unit data)



                                         Limited
                                       Partnership     General      Limited
                                          Units        Partner     Partners     Total

Original capital contributions           12,425          $ 1        $12,425    $12,426

Partners' deficit at
  December 31, 2001                      12,425         $ (154)     $ (258)     $ (412)

Distributions to partners                    --             (7)        (361)      (368)

Net income for the six months
  ended June 30, 2002                        --              1          137        138

Partners' deficit at
  June 30, 2002                          12,425         $ (160)     $ (482)     $ (642)

         See Accompanying Notes to Consolidated Financial Statements


                     ANGELES OPPORTUNITY PROPERTIES, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)


                                                                  Six Months Ended
                                                                        June 30,
                                                                  2002        2001
Cash flows from operating activities:
  Net income                                                     $ 138        $ 222
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                   178          176
     Amortization of loan costs and discount                         10           17
     Change in accounts:
      Receivables and deposits                                      148          151
      Other assets                                                  (62)         (15)
      Accounts payable                                              (18)         (40)
      Tenant security deposit liabilities                             5           (3)
      Accrued property taxes                                         51         (127)
      Other liabilities                                             101           68
         Net cash provided by operating activities                  551          449

Cash flows from investing activities:
  Property improvements and replacements                            (56)         (89)
  Net withdrawals from restricted escrows                            --           39
         Net cash used in investing activities                      (56)         (50)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (67)         (15)
  Distributions to partners                                        (368)        (481)
         Net cash used in financing activities                     (435)        (496)

Net increase (decrease) in cash and cash equivalents                 60          (97)

Cash and cash equivalents at beginning of period                    254          393

Cash and cash equivalents at end of period                       $ 314        $ 296

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 218        $ 201

         See Accompanying Notes to Consolidated Financial Statements


                     ANGELES OPPORTUNITY PROPERTIES, LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Opportunity Properties, Ltd. (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "General Partner") all adjustments (consisting of normal recurring accruals)
considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately
$65,000 and $67,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the General Partner received reimbursements of accountable administrative expense amounting to approximately $46,000 and $44,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in general and administrative expense.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $32,000 and $24,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy for each of the properties for the six months ended June 30, 2002 and 2001:

                                                Average Occupancy
      Property                                  2002          2001

      Lake Meadows Apartments (1)                90%          96%
         Garland, Texas
      Lakewood Apartments (2)                    92%          95%
         Tomball, Texas

(1) Occupancy at Lake Meadows Apartments decreased primarily due to the economy and lower home mortgage rates.

(2) Occupancy at Lakewood Apartments decreased primarily due to a large employer layoff in the area.

Results of Operations

The Partnership had net income of approximately $138,000 for the six months ended June 30, 2002, as compared to net income of approximately $222,000 for the six months ended June 30, 2001. The Partnership had net income of approximately $54,000 for the three months ended June 30, 2002, as compared to net income of approximately $105,000 for the three months ended June 30, 2001. The decrease in net income for the three and six months ended June 30, 2002 was due to a decrease in total revenues and an increase in total expenses. The decrease in total revenues was due to a decrease in rental income, partially offset by an increase in other income. Rental income decreased due to a decrease in occupancy partially offset by an increase in average rental rates at both investment properties. Other income increased due to increases in late charges and non-refundable fees at both investment properties.

Total expenses for the three and six month periods increased due to an increase in interest expense. Interest expense increased due to the refinancing of Lakewood Apartments in December 2001, which resulted in a higher debt balance.

Included in general and administrative expenses for the three and six months ended June 30, 2002 and 2001 are management reimbursements to the General Partner as allowed under the Partnership Agreement. In addition to these reimbursements, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

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

Liquidity and Capital Resources

At June 30, 2002, the Partnership had cash and cash equivalents of approximately $314,000 compared to approximately $296,000 for the corresponding period in 2001. Cash and cash equivalents increased approximately $60,000 from December 31, 2001 due to approximately $551,000 of cash provided by operating activities, partially offset by approximately $435,000 and $56,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consisted of distributions to the partners and principal payments made on the mortgages encumbering both investment properties. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

Lake Meadows Apartments

Approximately $30,000 was budgeted for capital improvements for the year 2002 at Lake Meadows Apartments consisting primarily of floor covering and appliance replacements. During the six months ended June 30, 2002, the Partnership completed approximately $18,000 of capital improvements at Lake Meadows Apartments, consisting primarily of floor covering and appliance replacements and major landscaping. These improvements were funded from operating cash flow. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Lakewood Apartments

Approximately $89,000 was budgeted for capital improvements for the year 2002 at Lakewood Apartments for parking area improvements, air conditioning unit replacements and floor covering and appliance replacements. During the six months ended June 30, 2002, the Partnership completed approximately $38,000 of capital improvements at the property, consisting primarily of floor covering, appliance replacements, and structural upgrades. These improvements were funded from operating cash flow. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only to the extent of cash available from operations and from the Partnership's reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness is approximately $6,853,000, net of discounts. Lake Meadows Apartments' mortgage is being amortized over 343 months with balloon payments due at the maturity date of October 2003. Lakewood Apartments' indebtedness is being amortized over 240 months with a maturity date of January 1, 2022 at which time it will be fully amortized. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2002 and 2001 (in thousands, except per unit data):

                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2002         Unit        June 30, 2001         Unit

Operations (1)          $ 368            $29.05           $ 481            $38.07

(1) Includes approximately $3,000 distributed to the General Partner of the majority-owned sub-tier limited partnership.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners for the remainder of 2002 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 5,813 limited partnership units (the "Units") in the Partnership representing 46.79% of the outstanding units at June 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on June 25, 2002, a tender offer by AIMCO Properties, L.P., to acquire any and all of the Units not owned by affiliates of AIMCO for a purchase price of $209.00 per Unit expired. Pursuant to this offer, AIMCO acquired 339 Units during the quarter ended June 30, 2002. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 46.79% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owed fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnerships and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 3.1, Amendment Certificate and Agreement of the Limited Partnership filed in the Partnership's prospectus dated July 7, 1986, which is incorporated herein by reference.

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2002.

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



                                    ANGELES OPPORTUNITY PROPERTIES, LTD.


                                    By:   Angeles Realty Corporation II
                                          General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: August 14, 2002

Exhibit 99


                          Certification of CEO and CFO
                     Pursuant to 18 U.S.C. Section 1350,
                            As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Opportunity Properties, Ltd. (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                    /s/  Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.