Form 10QSB
period 2002-09-30
ANGELES OPPORTUNITY PROPERTIES LTD
filed 2002-11-13
CIK 789282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2002


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

                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS




                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2002


Assets
   Cash and cash equivalents                                                 $  234
   Receivables and deposits                                                      26
   Restricted escrows                                                            38
   Other assets                                                                 281
   Investment properties:
      Land                                                    $ 1,013
      Buildings and related personal property                   8,319
                                                                9,332
      Less accumulated depreciation                            (3,484)        5,848
                                                                            $ 6,427
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 32
   Tenant security deposit liabilities                                           31
   Accrued property taxes                                                       204
   Other liabilities                                                            142
   Mortgage notes payable                                                     6,813

Partners' Deficit
   General partner                                             $ (163)
   Limited partners (12,425 units issued and
      outstanding)                                               (632)         (795)
                                                                            $ 6,427

            See Accompanying Notes to Consolidated Financial Statements


                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                           Three Months Ended          Nine Months Ended
                                              September 30,              September 30,
                                           2002          2001          2002          2001
Revenues:
  Rental income                            $ 540         $ 646        $ 1,745      $ 1,904
  Other income                                 77            31           162          107
    Total revenues                            617           677         1,907        2,011

Expenses:
  Operating                                   268           268           768          777
  General and administrative                   34            41           111          121
  Depreciation                                 85            85           263          261
  Interest                                    127           109           386          326
  Property taxes                               68            71           206          201
    Total expenses                            582           574         1,734        1,686

Net income                                 $ 35          $ 103         $ 173        $ 325

Net income allocated to general
  partner (1%)                             $ --           $ 1           $ 2          $ 3
Net income allocated to limited
  partners (99%)                               35           102           171          322

                                           $ 35          $ 103         $ 173        $ 325
Net income per limited
  partnership unit                        $ 2.82        $ 8.21        $ 13.76      $ 25.92

Distributions per limited
  partnership unit                        $ 14.81       $ 13.04       $ 43.86      $ 51.11

            See Accompanying Notes to Consolidated Financial Statements


                      ANGELES OPPORTUNITY PROPERTIES, LTD.

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                       Partnership     General      Limited
                                          Units        Partner     Partners     Total

Original capital contributions           12,425          $ 1        $12,425    $12,426

Partners' deficit at
  December 31, 2001                      12,425         $ (154)     $ (258)     $ (412)

Distributions to partners                    --            (11)        (545)      (556)

Net income for the nine months
  ended September 30, 2002                   --              2          171        173

Partners' deficit at
  September 30, 2002                     12,425         $ (163)     $ (632)     $ (795)

            See Accompanying Notes to Consolidated Financial Statements


                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2002        2001
Cash flows from operating activities:
  Net income                                                     $ 173        $ 325
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                   263          261
     Amortization of loan costs and discount                         13           24
     Change in accounts:
      Receivables and deposits                                      148           98
      Other assets                                                  (40)          (7)
      Accounts payable                                              (11)         (36)
      Tenant security deposit liabilities                             7           (1)
      Accrued property taxes                                        119          (56)
      Other liabilities                                              80           82
         Net cash provided by operating activities                  752          690

Cash flows from investing activities:
  Property improvements and replacements                           (111)        (131)
  Net withdrawals from restricted escrows                             2           38
         Net cash used in investing activities                     (109)         (93)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (107)         (22)
  Distributions to partners                                        (556)        (647)
         Net cash used in financing activities                     (663)        (669)

Net decrease in cash and cash equivalents                           (20)         (72)

Cash and cash equivalents at beginning of period                    254          393

Cash and cash equivalents at end of period                       $ 234        $ 321

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 342        $ 301

            See Accompanying Notes to Consolidated Financial Statements

                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Opportunity Properties, Ltd. (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "General Partner") all adjustments (consisting of normal recurring accruals)
considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $97,000 and $101,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the General Partner received reimbursements of accountable administrative expense amounting to approximately $67,000 and $83,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in general and administrative expense.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $32,000 and $24,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy for each of the properties for the nine months ended September 30, 2002 and 2001:

                                                Average Occupancy
      Property                                  2002          2001

      Lake Meadows Apartments (1)                90%          96%
         Garland, Texas
      Lakewood Apartments (2)                    91%          95%
         Tomball, Texas

(1) Occupancy at Lake Meadows Apartments decreased primarily due to increased competition in the area.

(2) Occupancy at Lakewood Apartments decreased primarily due to a large employer layoff in the area.

Results of Operations

The Partnership had net income of approximately $173,000 for the nine months ended September 30, 2002, as compared to net income of approximately $325,000 for the nine months ended September 30, 2001. The Partnership had net income of approximately $35,000 for the three months ended September 30, 2002, as compared to net income of approximately $103,000 for the three months ended September 30, 2001. The decrease in net income for the three and nine months ended September 30, 2002 was due to a decrease in total revenues and an increase in total expenses. The decrease in total revenues was due to a decrease in rental income, partially offset by an increase in other income. Rental income decreased due to a decrease in occupancy partially offset by an increase in average rental rates at both investment properties. Other income increased due to increases in utility reimbursements, late charges and non-refundable fees partially offset by decreases in interest income at both investment properties.

Total expenses for the three and nine month periods increased due to an increase in interest expense partially offset by a decrease in general and administrative expense. Interest expense increased due to the refinancing of Lakewood Apartments in December 2001, which resulted in a higher debt balance.

General and administrative expense decreased due to a decrease in professional fees associated with the administrating the Partnership. Included in general and administrative expenses for the three and nine months ended September 30, 2002 and 2001 are management reimbursements to the General Partner as allowed under the Partnership Agreement. In addition to these reimbursements, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

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

Liquidity and Capital Resources

At September 30, 2002, the Partnership had cash and cash equivalents of approximately $234,000 compared to approximately $321,000 for the corresponding period in 2001. Cash and cash equivalents decreased approximately $20,000 from December 31, 2001 due to approximately $663,000 and $109,000 of cash used in financing and investing activities, respectively, largely offset by approximately $752,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to the partners and principal payments made on the mortgages encumbering both investment properties. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements for each of the Partnership's properties are detailed below.

Lake Meadows Apartments

Approximately $38,000 was budgeted for capital improvements for the year 2002 at Lake Meadows Apartments consisting primarily of floor covering and appliance replacements. During the nine months ended September 30, 2002, the Partnership completed approximately $44,000 of budgeted and unbudgeted capital improvements at Lake Meadows Apartments, consisting primarily of floor covering and appliance replacements, major landscaping and interior decoration. These improvements were funded from operating cash flow. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Lakewood Apartments

Approximately $98,000 was budgeted for capital improvements for the year 2002 at Lakewood Apartments consisting primarily of parking area improvements and air conditioning, floor covering and appliance replacements. During the nine months ended September 30, 2002, the Partnership completed approximately $67,000 of capital improvements at the property, consisting primarily of floor covering and appliance replacements, and structural upgrades. These improvements were funded from operating cash flow. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only to the extent of cash available from operations and from the Partnership's reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness is approximately $6,813,000, net of discounts. Lake Meadows Apartments' mortgage is being amortized over 343 months with balloon payments due at the maturity date of October 2003. Lakewood Apartments' indebtedness is being amortized over 240 months with a maturity date of January 1, 2022 at which time it is scheduled to be fully amortized. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2002 and 2001 (in thousands, except per unit data):


                     Nine Months      Per Limited      Nine Months       Per Limited
                        Ended         Partnership         Ended          Partnership
                  September 30, 2002      Unit      September 30, 2001       Unit

Operations (1)          $ 556            $43.86           $ 647             $51.11

(1) Includes approximately $5,000 distributed to the general partner of the majority-owned sub-tier limited partnership.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,160 limited partnership units (the "Units") in the Partnership representing 49.58% of the outstanding units at September 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 49.58% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2002.

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



                                    ANGELES OPPORTUNITY PROPERTIES, LTD.


                                    By:   Angeles Realty Corporation II
                                          General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: November 13, 2002

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Angeles Opportunity Properties, Ltd.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    _______________________
                                    Patrick J. Foye
                                    Executive  Vice  President of Angeles Realty
                                    Corporation II, equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Angeles Opportunity Properties, Ltd.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    _______________________
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer of Angeles Realty Corporation II, equivalent of the chief financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Opportunity Properties, Ltd. (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date: November 13, 2002


                                    /s/  Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date: November 13, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.