Form 10KSB
period 2002-12-31
ANGELES OPPORTUNITY PROPERTIES LTD
filed 2003-03-28
CIK 789282

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-KSB

(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
         1934


                   For the fiscal year ended December 31, 2002


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

State issuer's revenues for its most recent fiscal year.  $2,519,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2002. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's properties and the rents that may be charged for such apartments. While the General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for apartments is local.

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the General Partner believes that the Partnership's properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Insurance coverage is becoming more expensive and difficult to obtain. The current insurance market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Recent developments have resulted in significant increases in insurance premiums and have made it more difficult to obtain certain types of insurance. As an example, many insurance carriers are excluding mold-related risks from their policy coverages, or are adding significant restrictions to such coverage. Continued deterioration in insurance market place conditions may have a negative effect on the Partnership's operating results.

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


                      Gross
                     Carrying    Accumulated                             Federal
Property              Value     Depreciation      Rate      Method      Tax Basis
                         (in thousands)                              (in thousands)

Lake Meadows          $2,775       $1,030       5-40 yrs      S/L        $1,825

Lakewood               6,594        2,542       5-40 yrs      S/L         4,766

Total                 $9,369       $3,572                                $6,591

See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation and capitalization policies.


Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.


                      Principal                                          Principal
                      Balance At      Stated                              Balance
                     December 31,    Interest     Period    Maturity      Due At
     Property            2002          Rate     Amortized     Date      Maturity(2)
                    (in thousands)                                    (in thousands)
Lake Meadows
  1st mortgage          $1,514        7.83%     343 months   10/2003      $1,489
  2nd mortgage              54        7.83%        (1)       10/2003          54

Lakewood
  1st mortgage           5,205        7.05%     240 months   01/2022          --

                        $6,773                                            $1,543

(1)   Interest only payments.

(2) See "Item 7. Financial Statements - Note B" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

On  December  6, 2001,  the  Partnership  refinanced  the  mortgage  encumbering
Lakewood Apartments. The refinancing replaced mortgage indebtedness of $3,750,000 with a new mortgage of $5,320,000. The mortgage was refinanced at a rate of 7.05% compared to the prior rate of 7.33%. Payments of approximately $41,000 are due on the first day of each month until the loan matures on January 1, 2022, at which time the loan is expected to be fully amortized. Capitalized loan costs incurred for the refinancing were approximately $199,000. The write-off of unamortized loan costs resulted in a loss on early extinguishment of debt of approximately $35,000, which is included in interest expense.

Schedule of Rental Rates and Occupancy

Average annual rental rate and occupancy for 2002 and 2001 for each property are as follows:

                                    Average Annual              Average Annual
                                      Rental Rate                  Occupancy
                                   (per unit)
Property                          2002           2001          2002         2001

Lake Meadows (1)                 $8,541         $8,591         90%          95%
Lakewood (2)                      7,379          7,376         91%          95%

(1) The decrease in occupancy at Lake Meadows Apartments is attributable to increased competition in the local market and numerous evictions. Management is evicting tenants who are not complying with the collection policy in an effort to improve the tenant base.

(2) The decrease in occupancy at Lakewood Apartments is attributable to large employer layoffs in the area and to lower home mortgage rates.

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

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 2002 for each property were as follows:

                                    2002             2002
                                  Billing            Rate
                               (in thousands)

Lake Meadows Apartments             $ 92             2.62%
Lakewood Apartments                  209             3.12%

Capital Improvements

Lake Meadows Apartments

During 2002, the Partnership completed approximately $59,000 of capital improvements at Lake Meadows Apartments, consisting primarily of floor covering and appliance replacements, air conditioning units, parking area upgrades and major landscaping. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $36,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Lakewood Apartments

During  2002,  the  Partnership  completed   approximately  $89,000  of  capital
improvements at the property, consisting primarily of floor covering replacements, structural improvements, air conditioning unit replacement, and appliance replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $77,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in March, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Registrant did not vote on any matters during the quarter ended December 31, 2002.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered and sold 12,425 Limited Partnership Units during its offering period through June 25, 1988. As of December 31, 2002, there are 12,425 Units issued and outstanding held by 925 Limited Partners of record. Affiliates of the General Partner owned 6,160 units or 49.58% at December 31, 2002. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2002 and 2001:

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                 (in thousands)

       01/01/02 - 12/31/02              $ 694 (1)            $ 54.81
       01/01/01 - 12/31/01               1,956 (2)            154.37

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

In conjunction with the transfer of funds from certain majority-owned sub-tier limited partnerships to the Partnership, approximately $6,000 and $18,000 was distributed to the General Partner of the majority-owned sub-tier limited partnerships during the years ended December 31, 2002 and 2001, respectively.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in the year 2003 or subsequent periods. In addition, the Partnership is restricted from making distributions if the amount in the reserve account for Lake Meadows Apartments maintained by the mortgage lender is less than $400 per apartment unit at such property. At December 31, 2002 the reserve account was fully funded. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,160 limited partnership units (the "Units") in the Partnership representing 49.58% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 49.58% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 2002 was approximately $180,000 as compared to net income of approximately $358,000 for the year ended December 31, 2001. The decrease in net income for the year ended December 31, 2002 is attributable to a decrease in total revenues and a slight increase in total expenses. The decrease in total revenues was due to a decrease in rental income, partially offset by an increase in other income. Rental income decreased due to a decrease in occupancy at both investment properties and a decrease in average rental rates at Lake Meadows Apartments. Other income increased due to increases in utility reimbursements, late charges and non-refundable fees partially offset by decreases in interest income at both investment properties. Interest income decreased due to lower cash balances held in interest bearing accounts.

Total expenses increased due to increases in interest expense and property taxes offset by decreases in operating expenses and loss on early extinguishment of debt. Interest expense increased due to the refinancing of the mortgage encumbering Lakewood Apartments in December 2001, which resulted in a higher debt balance. Property tax expense increased due to an increase in the assessed value of the property at Lakewood Apartments. Operating expenses decreased due to a decrease in property and maintenance expenses and management fees. Property expenses decreased due to lower utility fees at Lakewood Apartments. Maintenance expense decreased due to an increase in the capitalization of certain direct and indirect project costs, primarily payroll related costs at the properties (see
Item 7 - Financial Statements, Note A - Organization and Significant Accounting Policies). Management fees decreased due to lower rental revenue at both properties. The loss on early extinguishment of debt in 2001 was due to the refinancing of Lakewood Apartments (see discussion in "Liquidity and Capital Resources").

Included in general and administrative expenses are management reimbursements to the General Partner as allowed under the Partnership Agreement. In addition to these reimbursements, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses. As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At December 31, 2002, the Partnership had cash and cash equivalents of approximately $184,000 as compared to approximately $254,000 at December 31, 2001. Cash and cash equivalents decreased by approximately $70,000 due to approximately $147,000 of cash used in investing activities and approximately $841,000 of cash used in financing activities partially offset by approximately $918,000 of cash provided by operating activities. Cash used in investing activities is comprised of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lender. Cash used in financing activities consisted of distributions to the partners and principal payments made on the first mortgage encumbering the investment properties. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at both properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted by the Partnership is expected to be $113,000 in capital improvements for both of the Partnership's properties in the year 2003. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On  December  6, 2001,  the  Partnership  refinanced  the  mortgage  encumbering
Lakewood Apartments. The refinancing replaced mortgage indebtedness of $3,750,000 with a new mortgage of $5,320,000. The mortgage was refinanced at a rate of 7.05% compared to the prior rate of 7.33%. Payments of approximately $41,000 are due on the first day of each month until the loan matures on January 1, 2022, at which time the loan is expected to be fully amortized. Capitalized loan costs incurred for the refinancing were approximately $199,000. The write-off of unamortized loan costs resulted in a loss on early extinguishment of debt of approximately $35,000, which is included in interest expense.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with early adoption acceptable. Effective April 1, 2002, the General Partner adopted SFAS 145. As a result, the accompanying statement of operations for 2001 has been restated to reflect the loss on early extinguishment of debt at Lakewood Apartments in interest expense rather than as an extraordinary item.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness is approximately $6,773,000. Lake Meadows' mortgage indebtedness is being amortized over 343 months with a balloon payment due at the maturity date of October 2003. Lakewood's indebtedness is being amortized over 240 months with a maturity date of January 2022, at which time it will be fully amortized. The General Partner will attempt to refinance Lake Meadow's indebtedness and/or sell the property prior to its maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2002 and 2001:


                          Year          Per Limited         Year          Per Limited
                          Ended         Partnership         Ended         Partnership
                    December 31, 2002      Unit       December 31, 2001      Unit

Operations (1)            $ 694           $54.81            $ 660           $ 51.11
Refinancing (2)              --              --             1,296           103.26
                          $ 694           $54.81           $1,956           $154.37

(1) Includes approximately $6,000 and $18,000 for the years ended December 31, 2002 and 2001, respectively, distributed to the general partner of the majority-owned sub-tier limited partnership.

(2)   Refinancing proceeds of Lakewood Apartments in December 2001.

In conjunction with the transfer of funds from certain majority-owned sub-tier limited partnerships to the Partnership, approximately $6,000 and $18,000 was distributed to the General Partner of the majority-owned sub-tier limited partnerships during the years ended December 31, 2002 and 2001, respectively.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in the year 2003 or subsequent periods. In addition, the Partnership is restricted from making distributions if the amount in the reserve account for Lake Meadows Apartments maintained by the mortgage lender is less than $400 per apartment unit at such property. At December 31, 2002 the reserve account was fully funded.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,160 limited partnership units (the "Units") in the Partnership representing 49.58% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 49.58% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over 30 days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.


Item 7.     Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2002

      Consolidated Statements of Operations - Years ended December 31, 2002 and
        2001

      Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2002 and 2001

      Consolidated  Statements of Cash Flows - Years ended December 31, 2002 and
         2001

      Notes to Consolidated Financial Statements



                Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Opportunity Properties, Ltd.


We have audited the accompanying consolidated balance sheet of Angeles Opportunity Properties, Ltd. as of December 31, 2002, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Opportunity Properties, Ltd. at December 31, 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note A to the consolidated financial statements, in 2002 the Partnership adopted Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64." As a result, the accompanying consolidated financial statements for 2001, referred to above, have been restated to conform to the presentation adopted in 2002 in accordance with accounting principles generally accepted in the United States.

                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 14, 2003

                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2002


Assets
   Cash and cash equivalents                                                 $  184
   Receivables and deposits                                                      33
   Restricted escrows                                                            39
   Other assets                                                                 257
   Investment properties (Notes B and E):
      Land                                                    $ 1,013
      Buildings and related personal property                   8,356
                                                                9,369
      Less accumulated depreciation                            (3,572)        5,797
                                                                            $ 6,310

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 29
   Tenant security deposit liabilities                                           33
   Accrued property taxes                                                       300
   Other liabilities                                                            101
   Mortgage notes payable (Note B)                                            6,773

Partners' Deficit
   General partner                                             $ (165)
   Limited partners (12,425 units issued and
      outstanding)                                               (761)         (926)
                                                                            $ 6,310

               See Accompanying Notes to Consolidated Financial Statements

                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                           Years Ended December 31,
                                                              2002         2001
                                                                        (Restated)
Revenues:
  Rental income                                              $ 2,304      $ 2,526
  Other income                                                   215          153
      Total revenues                                           2,519        2,679

Expenses:
  Operating                                                    1,025        1,057
  General and administrative                                     148          159
  Depreciation                                                   351          349
  Interest                                                       513          497
  Property taxes                                                 302          259
      Total expenses                                           2,339        2,321

Net income                                                    $ 180        $ 358

Net income allocated to general partner (1%)                   $ 2          $ 4
Net income allocated to limited partners (99%)                   178          354

                                                              $ 180        $ 358


Net income per limited partnership unit                      $ 14.33      $ 28.49

Distributions per limited partnership unit                   $ 54.81      $154.37


               See Accompanying Notes to Consolidated Financial Statements

                      ANGELES OPPORTUNITY PROPERTIES, LTD.

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                        (in thousands, except unit data)



                                        Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Original capital contributions            12,425        $ 1       $12,425    $12,426

Partners' (deficit) capital
   at December 31, 2000                   12,425      $ (120)     $ 1,306    $ 1,186

Net income for the year ended
   December 31, 2001                          --            4         354        358

Distributions to partners                     --          (38)     (1,918)    (1,956)

Partners' deficit at
   December 31, 2001                      12,425         (154)       (258)      (412)

Net income for the year
   ended December 31, 2002                    --            2         178        180

Distributions to partners                     --          (13)    $ (681)     $ (694)

Partners' deficit at
   December 31, 2002                      12,425      $ (165)     $ (761)     $ (926)


               See Accompanying Notes to Consolidated Financial Statements


                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                              Years Ended December 31,
                                                                  2002        2001
Cash flows from operating activities:
  Net income                                                     $ 180        $ 358
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                   351          349
     Amortization of loan costs                                      18           33
     Loss on early extinguishment of debt                            --           35
     Change in accounts:
      Receivables and deposits                                      141           58
      Other assets                                                  (21)         (20)
      Accounts payable                                              (14)         (17)
      Tenant security deposit liabilities                             9           (3)
      Accrued property taxes                                        215         (176)
      Other liabilities                                              39          (26)
        Net cash provided by operating activities                   918          591

Cash flows from investing activities:
  Property improvements and replacements                           (148)        (154)
  Net withdrawals from restricted escrows                             1           38
       Net cash used in investing activities                       (147)        (116)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (147)         (29)
  Repayment of mortgage note payable                                 --       (3,750)
  Proceeds from mortgage note payable                                --        5,320
  Loan costs paid                                                    --         (199)
  Distributions to partners                                        (694)      (1,956)
       Net cash used in financing activities                       (841)        (614)

Net decrease in cash and cash equivalents                           (70)        (139)

Cash and cash equivalents at beginning of the year                  254          393

Cash and cash equivalents at end of the year                     $ 184        $ 254

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 465        $ 451


               See Accompanying Notes to Consolidated Financial Statements


                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002


Note A - Organization and Significant Accounting Policies

Organization: Angeles Opportunity Properties, Ltd. (the "Partnership" or "Registrant") is a California limited partnership organized in June 1984 to operate and hold residential and commercial real estate properties. The Partnership's general partner is Angeles Realty Corporation II ("ARC II" or the "General Partner"), which is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The directors and officers of the General Partner also serve as executive officers of AIMCO.
The Partnership Agreement provides that the Partnership will terminate on December 31, 2035, unless terminated prior to such date. As of December 31, 2002, the Partnership operates two residential properties located in Texas.

Principles of Consolidation: The consolidated financial statements of the Partnership include its wholly owned interest in New Lake Meadows LP and its 99% limited partnership interests in Lakewood AOPL Ltd. The general partner of each of the consolidated partnerships may be removed by the Partnership, therefore, the partnerships are controlled and consolidated by the Partnership. All significant interentity balances have been eliminated.

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

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the investment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985 and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the alternative depreciation system is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years, and (3) land improvements over 15 years.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $153,000 at December 31, 2002 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with Statement of Financial Accounting Standards Board ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2002 and 2001.

During 2001, AIMCO, an affiliate of the General Partner, commissioned a project to study process improvement ideas to reduce operating costs. The result of the study led to a re-engineering of business processes and eventual redeployment of personnel and related capital spending. The implementation of these plans during 2002, accounted for as a change in accounting estimate, resulted in a refinement of the Partnership's process for capitalizing certain direct and indirect project costs (principally payroll related costs) and increased capitalization of such costs by approximately $33,000 in 2002 compared to 2001.

Loan Costs: Loan costs of approximately $328,000 are included in other assets in the accompanying consolidated balance sheet and are amortized on the straight-line method over the lives of the loans. Amortization expense for the year ended December 31, 2002 is approximately $18,000 and is included in interest expense on the accompanying consolidated statement of operations. At December 31, 2002, accumulated amortization is approximately $93,000. Amortization expense is expected to be approximately $17,000 for the year 2003 and approximately $10,000 for the years 2004 through 2007.

Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged their space and is current on their rental payments.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its residential leases and fully reserves balances outstanding over thirty days. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Restricted Escrow: - In 1993, a general reserve account was established in conjunction with the refinancing of the Lake Meadows Apartments mortgage note payable. These funds were earmarked for necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership was required to deposit net operating income (as defined in the mortgage note) from the financed property to the reserve account until the reserve account equals $400 per apartment unit, or approximately $38,000. At December 31, 2002, the reserve totaled approximately $39,000.

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

Advertising Costs: Advertising costs of approximately $43,000 in 2002 and $39,000 in 2001 are charged to expense as incurred and are included in operating expenses.

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

Recent Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS 144 effective January 1, 2002. Its adoption did not have any effect on the financial position or results of operations of the Partnership.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with early adoption acceptable. Effective April 1, 2002, the General Partner adopted SFAS 145. Neither of the criteria set forth by SFAS No. 145 applies to the Partnership. As a result, the accompanying consolidated statement of operations for 2001 has been restated to reflect the loss on early extinguishment of debt at Lakewood Apartments (See "Note B") in interest expense rather than as an extraordinary item.

Note B - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:


                         Principal      Monthly                           Principal
                         Balance At     Payment    Stated                  Balance
                        December 31,   Including  Interest   Maturity      Due At
Property                    2002       Interest     Rate       Date       Maturity
                             (in thousands)                            (in thousands)
Lake Meadows
  1st mortgage             $1,514        $ 13       7.83%    10/2003       $1,489
  2nd mortgage (a)             54           (b)     7.83%    10/2003           54
Lakewood
  1st mortgage              5,205           41      7.05%    01/2022           --

Totals                     $6,773        $ 54                              $1,543

(a) Interest only payments.

(b) Monthly payment is less than $1,000.

On  December  6, 2001,  the  Partnership  refinanced  the  mortgage  encumbering
Lakewood Apartments. The refinancing replaced mortgage indebtedness of $3,750,000 with a new mortgage of $5,320,000. The mortgage was refinanced at a rate of 7.05% compared to the prior rate of 7.33%. Payments of approximately $41,000 are due on the first day of each month until the loan matures on January 1, 2022, at which time the loan is expected to be fully amortized. Capitalized loan costs incurred for the refinancing were approximately $199,000. The write-off of unamortized loan costs resulted in a loss on early extinguishment of debt of approximately $35,000, which is included in interest expense.

The mortgage notes payable are nonrecourse and are secured by pledge of certain of the Partnership's rental properties and by pledge of revenues from the respective rental properties. Certain of the notes require prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2002, are as follows (in thousands):

                                   2003           1,702
                                   2004             144
                                   2005             154
                                   2006             166
                                   2007             178
                                Thereafter        4,429
                                                $ 6,773

Note C - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                          2002          2001

Net income as reported                    $ 180        $  358
Add (deduct):
     Depreciation differences                 8           27
     Unearned income                         14           (2)
     Miscellaneous                          (13)           3

Federal taxable income                    $ 189       $   386

Federal taxable income per limited
     Partnership unit                    $15.05      $ 30.74

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):

Net liabilities as reported              $ (926)
Land and buildings                           199
Accumulated depreciation                     595
Syndication and distribution costs         1,838
Other                                         54

Net assets - Federal tax basis           $ 1,760

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $124,000 and $141,000 for the years ended December 31, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the General Partner received reimbursements of accountable administrative expense amounting to approximately $90,000 and $109,000 for the years ended December 31, 2002 and 2001, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $23,000 for the year ended December 31, 2001. There were no such fees paid in 2002. The construction management service fees are calculated based on a percentage of additions to the investment properties.

During the year ended December 31, 2001, the Partnership paid an affiliate of the General Partner approximately $53,000 for loan costs associated with the refinancing of Lakewood Apartments. This amount is included in other assets on the accompanying consolidated balance sheet and is being amortized over the life of the loan.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2002 and 2001, Partnership paid AIMCO and its affiliates approximately $39,000 and $20,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,160 limited partnership units (the "Units") in the Partnership representing 49.58% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 49.58% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Note E - Investment Properties and Accumulated Depreciation

                                                Initial Cost
                                               To Partnership
                                               (in thousands)


                                                       Buildings           Cost
                                                      and Related      Capitalized
                                                        Personal      Subsequent to
     Description         Encumbrances       Land        Property       Acquisition
                        (in thousands)                                (in thousands)

Lake Meadows                $ 1,568         $ 473       $ 1,584           $ 718
Lakewood                      5,205            483        3,491            2,620

Totals                      $ 6,773         $ 956       $ 5,075          $ 3,338



                    Gross Amount At Which Carried
                         At December 31, 2002
                            (in thousands)

                               Buildings
                              And Related
                               Personal               Accumulated      Date     Depreciable
Description          Land      Property     Total     Depreciation   Acquired   Life-Years
                                                     (in thousands)

Lake Meadows         $ 473      $2,302      $2,775       $1,030      03/31/88      5-40
Lakewood               540       6,054       6,594        2,542      11/01/89      5-40

      Totals        $1,013      $8,356      $9,369       $3,572

The depreciable lives for buildings and building components are for 10 to 40 years. The depreciable lives for related personal property are for 5 to 7 years.

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                                Years Ended December 31,
                                                  2002            2001
                                                     (in thousands)
Investment Properties
Balance at beginning of year                     $9,221          $9,067
  Property improvements and replacements            148             154
Balance at end of year                           $9,369          $9,221

Accumulated Depreciation
Balance at beginning of year                     $3,221          $2,872
  Additions charged to expense                      351             349
Balance at end of year                           $3,572          $3,221

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2002 and 2001 is approximately $9,568,000 and $9,419,000, respectively. Accumulated depreciation for Federal income tax purposes at December 31, 2002 and 2001, is approximately $2,977,000 and $2,634,000, respectively.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in March, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

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

            None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The names of the directors and executive officers of Angeles Realty Corporation II ("ARC II"), the Partnership's General Partner, their ages and the nature of all positions with ARC II presently held by them are as follows:

Name                        Age    Position

Patrick J. Foye              45    Executive Vice President and Director

Paul J. McAuliffe            46    Executive Vice President and Chief
                                     Financial Officer

Thomas C. Novosel            44    Senior Vice President and Chief Accounting
                                     Officer

Patrick J. Foye has been Executive Vice President and Director of the General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998, where he is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the General Partner since April 1, 2002. Mr. McAuliffe has served as
Executive Vice President of AIMCO since February 1999 and Chief Financial Officer of AIMCO since October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas C. Novosel has been Senior Vice President and Chief Accounting Officer of the General Partner since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

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

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were audit services of approximately $34,000 and non-audit services (principally tax-related) of approximately $16,000.

Item 10.    Executive Compensation

None of the directors and officers of the General Partner received any remuneration from the Partnership during the year ended December 31, 2002.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2002.

Entity                                  Number of Units      Percentage

Insignia Properties, LP                        405              3.26%
  (an affiliate of AIMCO)
Cooper River Properties, LLC                   969              7.80%
  (an affiliate of AIMCO)
AIMCO Properties, LP                         4,786             38.52%
  (an affiliate of AIMCO)

Cooper River Properties, LLC and Insignia Properties, LP are indirectly and ultimately owned by AIMCO. Their business addresses are 55 Beattie Place, Greenville, SC 29601.

AIMCO Properties, L.P. is indirectly and ultimately controlled by AIMCO. Its business address is Stratford Place 3, 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237. No director or officer of the General Partner owns any Units.

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

Affiliates of the General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $124,000 and $141,000 for the years ended December 31, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the General Partner received reimbursements of accountable administrative expense amounting to approximately $90,000 and $109,000 for the years ended December 31, 2002 and 2001, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $23,000 for the year ended December 31, 2001. There were no such fees paid in 2002. The construction management service fees are calculated based on a percentage of additions to the investment properties.

During the year ended December 31, 2001, the Partnership paid an affiliate of the General Partner approximately $53,000 for loan costs associated with the refinancing of Lakewood Apartments. This amount is included in other assets on the accompanying consolidated balance sheet and is being amortized over the life of the loan.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2002 and 2001, the Partnership paid AIMCO and its affiliates approximately $39,000 and $20,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,160 limited partnership units (the "Units") in the Partnership representing 49.58% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 49.58% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

                                     PART IV

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index attached.

      (b) Reports on Form 8-K filed during the fourth quarter of calendar year 2002:

            None.


Item 14.    Controls and Procedures

The principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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


                                    ANGELES OPPORTUNITY PROPERTIES, LTD.


                                    By:   Angeles Realty Corporation II
                                          General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: March 28, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ Patrick J. Foye     Executive Vice President      Date:       March 28, 2003
Patrick J. Foye         and Director


/s/Thomas C. Novosel    Senior Vice President         Date:       March 28, 2003
Thomas C. Novosel       and Chief Accounting Officer



                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-KSB of Angeles Opportunity Properties, Ltd;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003

                                    /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive  Vice  President of Angeles Realty
                                    Corporation  II,  equivalent  of  the  chief
                                    executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-KSB of Angeles Opportunity Properties, Ltd;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003

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

      10.10 Multifamily Note dated December 6, 2001, between Lakewood AOPL and GMAC Commercial Mortgage Corporation, a California Corporation, refinancing the mortgage encumbering Lakewood Apartments filed in Form 10-KSB dated December 31, 2001 and is incorporated herein by reference.

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


          99.4 Certification of Chief Executive Officer and Chief Financial Officer.


Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Angeles Opportunity Properties, Ltd (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2)  The information  contained in the Report fairly presents,  in all
               material  respects,   the  financial  condition  and  results  of
               operations of the Partnership.


                                    /s/Patrick J. Foye
                              Name: Patrick J. Foye
                              Date: March 28, 2003


                                    /s/Paul J. McAuliffe
                              Name: Paul J. McAuliffe
                              Date: March 28, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.