Form 10QSB
period 2003-03-31
ANGELES OPPORTUNITY PROPERTIES LTD
filed 2003-05-15
CIK 789282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended March 31, 2003


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

                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS



                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2003



Assets
   Cash and cash equivalents                                                 $  100
   Receivables and deposits                                                      21
   Restricted escrows                                                            38
   Other assets                                                                 247
   Investment properties:
      Land                                                    $ 1,013
      Buildings and related personal property                   8,390
                                                                9,403
      Less accumulated depreciation                            (3,661)        5,742

                                                                            $ 6,148
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 30
   Tenant security deposit liabilities                                           39
   Due to affiliates                                                             62
   Accrued property taxes                                                        76
   Other liabilities                                                            108
   Mortgage notes payable                                                     6,732

Partners' Deficit:
   General partner                                             $ (165)
   Limited partners (12,425 units issued and
      outstanding)                                               (734)         (899)

                                                                            $ 6,148

            See Accompanying Notes to Consolidated Financial Statements


                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                             Three Months Ended
                                                                 March 31,
                                                             2003            2002
Revenues:
   Rental income                                            $ 558           $ 601
   Other income                                                 57              44
      Total revenues                                           615             645

Expenses:
   Operating                                                   268             231
   General and administrative                                   27              42
   Depreciation                                                 89              88
   Interest                                                    127             130
   Property taxes                                               77              70
      Total expenses                                           588             561

Net income                                                   $ 27            $ 84

Net income allocated to general partner (1%)                 $ --            $ 1

Net income allocated to limited partners (99%)                  27              83

                                                             $ 27            $ 84

Net income per limited partnership unit                     $ 2.17          $ 6.68

            See Accompanying Notes to Consolidated Financial Statements


                      ANGELES OPPORTUNITY PROPERTIES, LTD.

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners     Total

Original capital contributions         12,425          $ 1        $12,425    $12,426

Partners' deficit at
   December 31, 2002                   12,425         $ (165)     $ (761)     $ (926)

Net income for the three months
   ended March 31, 2003                    --             --           27         27

Partners' deficit at
   March 31, 2003                      12,425         $ (165)     $ (734)     $ (899)

            See Accompanying Notes to Consolidated Financial Statements


                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                  2003         2002
Cash flows from operating activities:
  Net income                                                      $ 27        $ 84
  Adjustments to reconcile net income to net cash (used
   in) provided by operating activities:
   Depreciation                                                      89          88
   Amortization of loan costs and discount                            5           5
   Change in accounts:
      Receivables and deposits                                       12         155
      Other assets                                                    5         (72)
      Accounts payable                                                1           8
      Accrued property taxes                                       (224)        (17)
      Tenant security deposit liabilities                             6          --
      Other liabilities                                               7         100
         Net cash (used in) provided by
           operating activities                                     (72)        351

Cash flows from investing activities:
  Property improvements and replacements                            (34)        (36)
  Net withdrawals from restricted escrows                             1          --
         Net cash used in investing activities                      (33)        (36)

Cash flows from financing activities:
  Advances from affiliates                                          117          --
  Repayment of advances from affiliates                             (55)         --
  Payments on mortgage notes payable                                (41)        (28)
         Net cash provided by (used in) financing
           activities                                                21         (28)

Net (decrease) increase in cash and cash equivalents                (84)        287

Cash and cash equivalents at beginning of period                    184         254

Cash and cash equivalents at end of period                       $ 100        $ 541

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 122        $ 94

            See Accompanying Notes to Consolidated Financial Statements


                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Opportunity Properties, Ltd. (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "General Partner" and a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $31,000 and $32,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the General Partner received reimbursements of accountable administrative expense amounting to approximately $21,000 and $25,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in general and administrative expenses.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During 2003 and 2002, the Partnership's cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $32,000 and $39,000, respectively.

During the three months ended March 31, 2003, an affiliate of the General Partner advanced the Partnership approximately $117,000 to assist in paying the property taxes of the two investment properties. Of these advances, the Partnership repaid approximately $55,000 during the three months ended March 31, 2003. Interest is charged at the prime rate plus 2%. Interest expense was approximately $1,000 for the three months ended March 31, 2003.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy for each of the properties for the three months ended March 31, 2003 and 2002:

                                                Average Occupancy
      Property                                  2003          2002

      Lake Meadows Apartments (1)                90%          86%
         Garland, Texas
      Lakewood Apartments                        90%          92%
         Tomball, Texas

(1) Occupancy at Lake Meadows Apartments increased primarily due to marketing efforts in the local market.

Results from Operations

The Partnership reported net income of approximately $27,000 and $84,000 for the three months ended March 31, 2003 and 2002, respectively. The decrease in net income is due to a decrease in total revenue and an increase in total expenses. Total revenue decreased due to a decrease in rental income caused by a decrease in average rental rates at Lake Meadows Apartments, a decrease in occupancy at Lakewood Apartments and an increase in rental concessions at both properties.

Total expenses increased due to an increase in operating expenses partially offset by a decrease in general and administrative expenses. Operating expenses increased due to increases in property expenses. Property expenses increased due to increases in payroll and related benefits at both investment properties.

General and administrative expenses decreased due to a decrease in the reimbursements to the General Partner. Also included in general and administrative expense for the three months ended March 31, 2003 and 2002 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

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

Liquidity and Capital Resources

At March 31, 2003, the Partnership had cash and cash equivalents of approximately $100,000 compared to approximately $541,000 at March 31, 2002. Cash and cash equivalents decreased approximately $84,000 from December 31, 2002 due to approximately $72,000 and $33,000 of cash used in operating and investing activities, respectively, partially offset by approximately $21,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements slightly offset by net withdrawals from restricted escrows held by the mortgage lender. Cash provided by financing activities consisted of advances from affiliates offset by repayment of advances from affiliates and principal payments made on the mortgages encumbering the investment properties. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the registrant and to comply with Federal, state, and local legal an regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for the partnership's property are detailed below.

Lake Meadows Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $18,000 of capital improvements at Lake Meadows Apartments, consisting primarily of floor covering replacements, appliances and office computers. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $75,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of cabinet, appliance and floor covering replacements, building improvements, and parking lot and pool upgrades. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Lakewood Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $16,000 of capital improvements at Lakewood Apartments, consisting primarily of floor covering replacements and plumbing fixtures. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $70,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of cabinet, appliance and floor covering replacements, fencing and air conditioning units. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only to the extent of cash available from operations, capital reserves, and from the Partnership's reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness is approximately $6,732,000. Lake Meadows Apartments' mortgage is being amortized over 343 months with a balloon payment due at the maturity date of October 2003. Lakewood Apartments' indebtedness is being amortized over 240 months with a maturity date of January 1, 2022 at which time it is scheduled to be fully amortized. The General Partner will attempt to refinance the indebtedness at Lake Meadows Apartments and/or sell the property prior to its maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

The Partnership is currently planning on refinancing the debt encumbering Lake Meadows Apartments prior to its October 2003 maturity date.

No distributions were made during the three months ended March 31, 2003 and 2002.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in the year 2003 or subsequent periods. In addition, the Partnership is restricted from making distributions if the amount in the reserve account for Lake Meadows Apartments maintained by the mortgage lender is less than $400 per apartment unit at such property. At March 31, 2003 the reserve account was fully funded.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,160 limited partnership units (the "Units") in the Partnership representing 49.58% of the outstanding Units at March 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 49.58% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

Item 3.     Controls and Procedures

The principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

                  Exhibit 99, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2003.

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


                                    Date: May 14, 2003

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


Date:  May 14, 2003

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


Date:  May 14, 2003

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Opportunity Properties, Ltd. (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  May 14, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  May 14, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.