Form 10QSB
period 2003-09-30
ANGELES OPPORTUNITY PROPERTIES LTD
filed 2003-11-13
CIK 789282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended September 30, 2003


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

                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS



                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2003


Assets
   Cash and cash equivalents                                                 $ 179
   Receivables and deposits                                                      26
   Restricted escrows                                                            79
   Other assets                                                                 321
   Investment properties:
      Land                                                    $ 1,013
      Buildings and related personal property                   8,488
                                                                9,501
      Less accumulated depreciation                            (3,840)        5,661

                                                                            $ 6,266
Liabilities and Partners' Deficit
Liabilities
   Tenant security deposit liabilities                                        $ 45
   Accrued property taxes                                                       220
   Other liabilities                                                            201
   Mortgage notes payable                                                     7,184

Partners' Deficit:
   General partner                                             $ (171)
   Limited partners (12,425 units issued and
      outstanding)                                             (1,213)       (1,384)

                                                                            $ 6,266

            See Accompanying Notes to Consolidated Financial Statements


                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                           Three Months Ended          Nine Months Ended
                                              September 30,              September 30,
                                           2003          2002          2003          2002
Revenues:
  Rental income                            $ 595         $ 540        $ 1,750      $ 1,745
  Other income                                 68            77           182          162
    Total revenues                            663           617         1,932        1,907

Expenses:
  Operating                                   292           268           839          768
  General and administrative                   26            34            86          111
  Depreciation                                 88            85           268          263
  Interest                                    107           127           364          386
  Property taxes                               67            68           220          206
  Loss on early extinguishment of
    debt (Note C)                              --            --            42           --
    Total expenses                            580           582         1,819        1,734

Net income                                 $ 83          $ 35          $ 113        $ 173

Net income allocated to general
  partner (1%)                              $ 1          $ --           $ 1          $ 2
Net income allocated to limited
  partners (99%)                               82            35           112          171

                                           $ 83          $ 35          $ 113        $ 173
Net income per limited
  partnership unit                        $ 6.60        $ 2.82        $ 9.01       $ 13.76

Distributions per limited
  partnership unit                        $ 17.70       $ 14.81       $ 45.39      $ 43.86

            See Accompanying Notes to Consolidated Financial Statements


                      ANGELES OPPORTUNITY PROPERTIES, LTD.

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners     Total

Original capital contributions         12,425          $ 1        $12,425    $12,426

Partners' deficit at
   December 31, 2002                   12,425         $ (165)     $ (761)     $ (926)

Distributions to partners                  --             (7)        (564)      (571)

Net income for the nine months
   ended September 30, 2003                --              1          112        113

Partners' deficit at
   September 30, 2003                  12,425         $ (171)     $(1,213)   $(1,384)

            See Accompanying Notes to Consolidated Financial Statements


                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2003         2002
Cash flows from operating activities:
  Net income                                                     $ 113        $ 173
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                   268          263
     Loss on early extinguishment of debt                            42           --
     Amortization of loan costs and discount                         18           13
     Change in accounts:
      Receivables and deposits                                        7          148
      Other assets                                                  (40)         (40)
      Accounts payable                                              (29)         (11)
      Tenant security deposit liabilities                            12            7
      Accrued property taxes                                        (80)         119
      Other liabilities                                             100           80
         Net cash provided by operating activities                  411          752

Cash flows from investing activities:
  Property improvements and replacements                           (132)        (111)
  Net (deposits to) withdrawals from restricted escrows             (40)           2
         Net cash used in investing activities                     (172)        (109)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (131)        (107)
  Distributions to partners                                        (571)        (556)
  Repayment of mortgage notes payable                            (1,554)          --
  Proceeds from mortgage note payable                             2,096           --
  Loan costs paid                                                   (84)          --
  Advances from affiliates                                          117           --
  Repayment of advances from affiliates                            (117)          --
         Net cash used in financing activities                     (244)        (663)

Net (decrease) increase in cash and cash equivalents                 (5)          20

Cash and cash equivalents at beginning of period                    184          254

Cash and cash equivalents at end of period                       $ 179        $ 234

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 355        $ 342

            See Accompanying Notes to Consolidated Financial Statements


                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Opportunity Properties, Ltd. (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "General Partner" and a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $95,000 and $97,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the General Partner received reimbursements of accountable administrative expenses amounting to approximately $48,000 and $67,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in general and administrative expenses and investment properties.

During the nine months ended September 30, 2003, an affiliate of the General Partner advanced the Partnership approximately $117,000 to assist in paying the property taxes of the two investment properties. These advances were repaid during the nine months ended September 30, 2003. Interest was charged at the prime rate plus 2%. Interest expense was approximately $2,000 for the nine months ended September 30, 2003. There were no such advances made or repaid during the nine months ended September 30, 2002.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $32,000 and $39,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Mortgages Notes Payable

During May 2003, the Partnership refinanced the first and second mortgages encumbering Lake Meadows Apartments. The refinancing replaced a first mortgage of $1,500,000 and a second mortgage of $54,000 with a new mortgage of $2,096,000. Total capitalized loan costs were approximately $84,000 during the nine months ended September 30, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $42,000 due to the write-off of unamortized loan costs on the old loans.

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

As of June 1, 2003, the loan on Lake Meadows Apartments was transferred to a different lender. The credit facility ("Permanent Credit Facility") with the new lender has a maturity of five years with an option for the Partnership to elect one five-year extension. The Permanent Credit Facility also created separate loans for each property refinanced thereunder, which loans are not cross-collateralized or cross-defaulted with each other. Each note under the Permanent Credit Facility is initially a variable rate loan, and after three years the Partnership has the option of converting the note to a fixed rate loan. The interest rate on the variable rate loans is 85 basis points over the Fannie Mae discounted mortgage-backed security index (1.90% per annum at September 30, 2003), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is on the Permanent Credit Facility. The loans may be prepaid without penalty.

Note D - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the General Partner the claims will not result in any material liability to the Partnership.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy for each of the properties for the nine months ended September 30, 2003 and 2002:

                                                Average Occupancy
      Property                                  2003          2002

      Lake Meadows Apartments (1)                95%          90%
         Garland, Texas
      Lakewood Apartments                        93%          91%
         Tomball, Texas

(1) The General Partner attributes the increase in occupancy at Lake Meadows Apartments to increased marketing efforts by property management.

Results of Operations

The Partnership's net income for the three and nine months ended September 30, 2003 was approximately $83,000 and $113,000, respectively compared to net income of approximately $35,000 and $173,000 for the corresponding periods in 2002. The increase in net income for the three month period ended September 30, 2003 is due to an increase in total revenues. The decrease in net income for the nine month period is due to an increase in total expenses, partially offset by an increase in total revenues.

Total revenues increased for the three months ended September 30, 2003 due to an increase in rental income. Total revenues increased for the nine months ended September 30, 2003 due to an increase in rental income and other income. Rental income increased due to an increase in average occupancy at both of the Partnership's properties, partially offset by an increase in concessions and bad debt expense at both properties. Other income increased for the nine months ended September 30, 2003 due to increases in lease cancellation fees and late charges at Lakewood Apartments partially offset by decreases in lease cancellation fees and late charges at Lake Meadows Apartments.

Total expenses increased for the nine months ended September 30, 2003 due to increases in operating and property tax expenses and the recognition of a loss on the early extinguishments of debt from the refinancing of Lake Meadows Apartments (as discussed in "Liquidity and Capital Resources") partially offset by decreases in interest and general and administrative expenses. Operating expenses increased due to increases in property and advertising expenses partially offset by reduced maintenance expenses. Property expenses increased primarily due to increases in payroll and related benefits at both investment properties and increased utility costs at Lakewood Apartments. Advertising expenses increased primarily due to increased periodical advertisements placed by Lakewood Apartments and increased internet advertising by Lake Meadows Apartments. Maintenance expenses decreased primarily due to reduced floor covering repairs at both properties. Property tax expense increased due to an increase in the tax rate and assessed value of Lakewood Apartments. Interest expense decreased due to the refinancing of the mortgage encumbering Lake Meadows Apartments during May 2003 at a lower interest rate (as discussed in "Liquidity and Capital Resources").

General and administrative expenses decreased due to a decrease in the cost for services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 2003, the Partnership had cash and cash equivalents of approximately $179,000 compared to approximately $234,000 at September 30, 2002. Cash and cash equivalents decreased approximately $5,000 from December 31, 2002 due to approximately $244,000 and $172,000 of cash used in financing and investing activities, respectively, partially offset by approximately $411,000 of cash provided by operating activities. Cash used in financing activities consisted of repayment of the mortgage notes payable on Lake Meadows Apartments, distributions to the partners, loan costs paid, repayment of advances from affiliates and principal payments made on the mortgages encumbering the investment properties partially offset by proceeds from the refinancing of Lake Meadows Apartments and advances from affiliates. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows held by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

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

Lake Meadows Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $57,000 of capital improvements at Lake Meadows Apartments, consisting primarily of structural upgrades, floor covering, air conditioning unit, and appliance replacements and parking lot resurfacing. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $19,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of cabinet, appliance and floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Lakewood Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $75,000 of capital improvements at Lakewood Apartments, consisting primarily of floor covering, air conditioning unit and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $36,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of cabinet, appliance and floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only to the extent of cash available from operations, replacement reserves, and Partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

During May 2003, the Partnership refinanced the first and second mortgages encumbering Lake Meadows Apartments. The refinancing replaced a first mortgage of $1,500,000 and a second mortgage of $54,000 with a new mortgage of $2,096,000. Total capitalized loan costs were approximately $84,000 during the nine months ended September 30, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $42,000 due to the write-off of unamortized loan costs on the old loans.

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

As of June 1, 2003, the loan on Lake Meadows Apartments was transferred to a different lender. The credit facility ("Permanent Credit Facility") with the new lender has a maturity of five years with an option for the Partnership to elect one five-year extension. The Permanent Credit Facility also created separate loans for each property refinanced thereunder, which loans are not cross-collateralized or cross-defaulted with each other. Each note under the Permanent Credit Facility is initially a variable rate loan, and after three years the Partnership has the option of converting the note to a fixed rate loan. The interest rate on the variable rate loans is 85 basis points over the Fannie Mae discounted mortgage-backed security index (1.90% per annum at September 30, 2003), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is on the Permanent Credit Facility. The loans may be prepaid without penalty.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness at Lakewood Apartments is approximately $5,105,000 and is amortized over 20 years with a maturity date of January 1, 2022, at which time the loan is scheduled to be fully amortized. The mortgage indebtedness of Lake Meadows Apartments of approximately $2,079,000 is amortized over 30 years with a balloon payment of approximately $1,877,000 due in September 2007. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2003 and 2002 (in thousands, except per unit data):

                                        Per Limited                       Per Limited
                    Nine Months Ended   Partnership   Nine Months Ended   Partnership
                    September 30, 2003      Unit      September 30, 2002      Unit

Operations (2)            $ 112            $ 8.77           $ 556            $43.86
Refinancing (1)              459            36.62               --               --
                          $ 571            $45.39           $ 556            $43.86

(1)   Proceeds from the refinancing of Lake Meadows Apartments in May 2003.

(2) Includes approximately $2,000 and $5,000 for the nine months ended September 30, 2003 and 2002, respectively, distributed to the General Partner of the majority owned sub-tier limited partnership.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,160 limited partnership units (the "Units") in the Partnership representing 49.58% of the outstanding Units at September 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on November 12, 2003, AIMCO Properties, L.P., commenced a tender offer to acquire 6,265 Units for a purchase price of $70.81 per Unit. Such offer expires on December 11, 2003. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 49.58% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's assets.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the General Partner the claims will not result in any material liability to the Partnership.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

                  Exhibit 3.1, Amended Certificate and Agreement of the Limited Partnership filed in the Partnership's prospectus dated July 7, 1986, which is incorporated herein by reference.

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

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2003.

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


                                    Date: November 13, 2003

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

Date:  November 13, 2003

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

Date:  November 13, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Opportunity Properties, Ltd. (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 13, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.