Form 10KSB
period 2003-12-31
ANGELES OPPORTUNITY PROPERTIES LTD
filed 2004-03-26
CIK 789282

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934


                    For the fiscal year ended December 31, 2003


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

State issuer's revenues for its most recent fiscal year.  $2,595,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2003. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership is engaged in the business of operating and holding real estate properties for investment. In 1988 and 1989, during its acquisition phase, the Partnership acquired one apartment complex, three warehouses, and a 70% interest in a joint venture project which ultimately acquired an apartment complex. In 1992, the Partnership acquired the remaining 30% interest of the joint venture. The Partnership continues to own and operate two apartment properties. See "Item
2. Description of Properties".

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

                      Gross
                     Carrying    Accumulated                             Federal
Property              Value     Depreciation      Rate      Method      Tax Basis
                         (in thousands)                              (in thousands)

Lake Meadows          $2,846       $1,136       5-40 yrs      S/L        $1,788

Lakewood               6,700        2,794       5-40 yrs      S/L         4,615

Total                 $9,546       $3,930                                $6,403

See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation and capitalization policies.


Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

                      Principal                                          Principal
                      Balance At      Stated                              Balance
                     December 31,    Interest     Period    Maturity      Due At
     Property            2003          Rate     Amortized     Date     Maturity (2)
                    (in thousands)                                    (in thousands)
Lake Meadows
  1st mortgage          $2,071         (1)      360 months   09/2007      $1,877

Lakewood
  1st mortgage           5,071        7.05%     240 months   01/2022          --

                        $7,142                                            $1,877

(1) Adjustable rate based on the Fannie Mae discounted mortgage backed security index plus 85 basis points (1.92% at December 31, 2003).

(2) See "Item 7. Financial Statements - Note B" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

During May 2003, the Partnership refinanced the first and second mortgages encumbering Lake Meadows Apartments. The refinancing replaced a first mortgage of $1,500,000 and a second mortgage of $54,000 with a new mortgage of $2,096,000. Total capitalized loan costs were approximately $84,000 during the year ended December 31, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $42,000 due to the write-off of unamortized loan costs on the old loans.

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

As of June 1, 2003, the loan on Lake Meadows Apartments was transferred to a different lender. The credit facility ("Permanent Credit Facility") with the new lender has a maturity date of September 1, 2007 with an option for the Partnership to elect one five-year extension. This Permanent Credit Facility also created separate loans for each property refinanced thereunder, which loans are not cross-collaterilized or cross-defaulted with each other. Each note under this Permanent Credit Facility is initially a variable rate loan, and after three years the Partnership has the option of converting the note to a fixed rate loan. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points (1.92% per annum at December 31, 2003), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed by the Permanent Credit Facility. The loans may be repaid without penalty.

Schedule of Rental Rates and Occupancy

Average annual rental rate and occupancy for 2003 and 2002 for each property are as follows:

                                    Average Annual              Average Annual
                                      Rental Rate                  Occupancy
                                   (per unit)
Property                          2003           2002          2003         2002

Lake Meadows (1)                 $8,206         $8,541         95%          90%
Lakewood                          7,433          7,379         93%          91%

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

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 2003 for each property were as follows:

                                    2003             2003
                                  Billing            Rate
                               (in thousands)

Lake Meadows Apartments             $ 90             2.74%
Lakewood Apartments                  196             3.07%

Capital Improvements

Lake Meadows Apartments

During 2003, the Partnership completed approximately $71,000 of capital improvements at Lake Meadows Apartments, consisting primarily of floor covering and appliance replacements, air conditioning units, parking lot resurfacing and structural and swimming pool improvements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $53,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Lakewood Apartments

During 2003, the Partnership completed approximately $106,000 of capital improvements at Lakewood Apartments, consisting primarily of appliance and floor covering replacements, water heater and air conditioning unit replacements, plumbing fixtures and major landscaping improvements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $141,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matters during the quarter ended December 31, 2003.

                                     PART II

 Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered and sold 12,425 Limited Partnership Units (the "Units") during its offering period through June 25, 1988. As of December 31, 2003, there are 12,425 Units issued and outstanding held by 895 Limited Partners of record. Affiliates of the General Partner owned 6,357 units or 51.16% at December 31, 2003. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2003 and 2002:

                                         Per Limited                      Per Limited
                        Year Ended       Partnership      Year Ended      Partnership
                    December 31, 2003       Unit       December 31, 2002      Unit

Operations (1)            $ 112            $ 8.77            $ 694           $54.81
Refinancing (2)              459            36.62               --               --
                          $ 571            $45.39            $ 694           $54.81

(1) Includes approximately $2,000 and $6,000 for the years ended December 31, 2003 and 2002, respectively, distributed to the General Partner of the majority owned sub-tier limited partnership.

(2)   Proceeds from the refinancing of Lake Meadows Apartments in May 2003.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in the year 2004 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,357 limited partnership units (the "Units") in the Partnership representing 51.16% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.16% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the years ended December 31, 2003 and 2002 was approximately $145,000 and $180,000, respectively. The decrease in net income for the year ended December 31, 2003 is due to an increase in total expenses, partially offset by an increase in total revenues.

Total revenue increased due to increases in rental income and other income. Rental income increased due to an increase in the average occupancy at both of the Partnership's properties, partially offset by a decrease in the average rental rate at Lake Meadows Apartments, an increase in concessions at both properties and an increase in bad debt expense at Lakewood Apartments. Other income increased principally due to increases in lease cancellation fees and late charges at Lakewood Apartments.

Total expenses increased for the year ended December 31, 2003 due to an increase in operating expense and the recognition of a loss on the early extinguishment of debt from the refinancing of Lake Meadows Apartments (as discussed in "Liquidity and Capital Resources") partially offset by a decrease in interest expense. Operating expenses increased due to increases in advertising and property expenses. Advertising expenses increased primarily due to increased periodical advertisements placed by Lakewood Apartments and increased Internet advertising and special promotions at both properties. Property expenses increased primarily due to increases in payroll and related benefits at both investment properties and utilities at Lakewood Apartments. Interest expense decreased due to the refinancing of the mortgage encumbering Lake Meadows Apartments during May 2003 at a lower interest rate (as discussed in "Liquidity and Capital Resources").

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

Liquidity and Capital Resources

At December 31, 2003, the Partnership had cash and cash equivalents of approximately $288,000 compared to approximately $184,000 at December 31, 2002. Cash and cash equivalents increased approximately $104,000 from December 31, 2002 due to approximately $623,000 of cash provided by operating activities, partially offset by approximately $233,000 and $286,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows held by the mortgage lender. Cash used in financing activities consisted of repayment of the mortgage notes encumbering Lake Meadows Apartments, distributions to the partners, loan costs paid, repayment of advances from affiliates and principal payments made on the mortgages encumbering the investment properties partially offset by proceeds from the refinancing of Lake Meadows Apartments and advances received from affiliates. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at both properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted by the Partnership is expected to be $194,000 in capital improvements for both of the Partnership's properties in the year 2004. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Lakewood Apartments of approximately $5,071,000 matures in January 2022, at which time the loan is scheduled to be fully amortized. The mortgage indebtedness encumbering Lake Meadows Apartments of approximately $2,071,000 matures in September 2007 at which time a balloon payment of approximately $1,877,000 is required. The General Partner has the option to extend the maturity on the Lake Meadows Apartments loan for another five years. After that period, the General Partner will attempt to refinance the indebtedness and/or sell the property prior to the maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

During May 2003, the Partnership refinanced the first and second mortgages encumbering Lake Meadows Apartments. The refinancing replaced a first mortgage of $1,500,000 and a second mortgage of $54,000 with a new mortgage of $2,096,000. Total capitalized loan costs were approximately $84,000 during the year ended December 31, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $42,000 due to the write-off of unamortized loan costs on the old loans.

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

As of June 1, 2003, the loan on Lake Meadows Apartments was transferred to a different lender. The credit facility ("Permanent Credit Facility") with the new lender has a maturity date of September 1, 2007 with an option for the Partnership to elect one five-year extension. This Permanent Credit Facility also created separate loans for each property refinanced thereunder, which loans are not cross-collaterilized or cross-defaulted with each other. Each note under this Permanent Credit Facility is initially a variable rate loan, and after three years the Partnership has the option of converting the note to a fixed rate loan. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points (1.92% per annum at December 31, 2003), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed by the Permanent Credit Facility. The loans may be repaid without penalty.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2003 and 2002:

                                         Per Limited                      Per Limited
                        Year Ended       Partnership      Year Ended      Partnership
                    December 31, 2003       Unit       December 31, 2002      Unit

Operations (1)            $ 112            $ 8.77            $ 694           $54.81
Refinancing (2)              459            36.62               --               --
                          $ 571            $45.39            $ 694           $54.81

(1) Includes approximately $2,000 and $6,000 for the years ended December 31, 2003 and 2002, respectively, distributed to the General Partner of the majority owned sub-tier limited partnership.

(2)   Proceeds from the refinancing of Lake Meadows Apartments in May 2003.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in the year 2004 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,357 limited partnership units (the "Units") in the Partnership representing 51.16% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.16% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Item 7.     Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2003

      Consolidated Statements of Operations - Years ended December 31, 2003 and 2002

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2003 and 2002

      Consolidated Statements of Cash Flows - Years ended December 31, 2003 and 2002

      Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Opportunity Properties, Ltd.


We have audited the accompanying consolidated balance sheet of Angeles Opportunity Properties, Ltd. as of December 31, 2003, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Opportunity Properties, Ltd. at December 31, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

                                                           /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 27, 2004

                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2003


Assets
   Cash and cash equivalents                                                 $ 288
   Receivables and deposits                                                      30
   Restricted escrows                                                            95
   Other assets                                                                 290
   Investment properties (Notes B and E):
      Land                                                    $ 1,013
      Buildings and related personal property                   8,533
                                                                9,546
      Less accumulated depreciation                            (3,930)        5,616
                                                                            $ 6,319

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 16
   Tenant security deposit liabilities                                           46
   Due to affiliates (Note D)                                                    31
   Accrued property taxes                                                       288
   Other liabilities                                                            148
   Mortgage notes payable (Note B)                                            7,142

Partners' Deficit
   General partner                                             $ (171)
   Limited partners (12,425 units issued and
      outstanding)                                             (1,181)       (1,352)
                                                                            $ 6,319

           See Accompanying Notes to Consolidated Financial Statements


                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)

                                                           Years Ended December 31,
                                                              2003         2002
Revenues:
  Rental income                                              $ 2,327      $ 2,304
  Other income                                                   268          215
      Total revenues                                           2,595        2,519

Expenses:
  Operating                                                    1,156        1,025
  General and administrative                                     135          148
  Depreciation                                                   358          351
  Interest                                                       471          513
  Property taxes                                                 288          302
  Loss on early extinguishment of debt (Note B)                   42           --
      Total expenses                                           2,450        2,339

Net income (Note C)                                           $ 145        $ 180

Net income allocated to general partner (1%)                   $ 1          $ 2
Net income allocated to limited partners (99%)                   144          178

                                                              $ 145        $ 180


Net income per limited partnership unit                      $ 11.59      $ 14.33

Distributions per limited partnership unit                   $ 45.39      $ 54.81


           See Accompanying Notes to Consolidated Financial Statements

                      ANGELES OPPORTUNITY PROPERTIES, LTD.

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)


                                        Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Original capital contributions            12,425        $ 1       $12,425    $12,426

Partners' deficit at
   December 31, 2001                      12,425         (154)       (258)      (412)

Distributions to partners                     --          (13)       (681)      (694)

Net income for the year ended
   December 31, 2002                          --            2         178        180

Partners' deficit at
   December 31, 2002                      12,425         (165)       (761)      (926)

Distributions to partners                     --           (7)       (564)      (571)

Net income for the year ended
   December 31, 2003                          --            1         144        145

Partners' deficit at
   December 31, 2003                      12,425      $ (171)     $(1,181)   $(1,352)


           See Accompanying Notes to Consolidated Financial Statements


                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                              Years Ended December 31,
                                                                  2003        2002
Cash flows from operating activities:
  Net income                                                     $ 145        $ 180
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                   358          351
     Amortization of loan costs                                      25           18
     Loss on early extinguishment of debt                            42           --
     Change in accounts:
      Receivables and deposits                                        3          141
      Other assets                                                  (16)         (21)
      Accounts payable                                              (13)         (14)
      Tenant security deposit liabilities                            13            9
      Accrued property taxes                                        (12)         215
      Other liabilities                                              47           39
      Due to affiliates                                              31           --
        Net cash provided by operating activities                   623          918

Cash flows from investing activities:
  Property improvements and replacements                           (177)        (148)
  Net (deposits to) withdrawals from restricted escrows             (56)           1
       Net cash used in investing activities                       (233)        (147)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (173)        (147)
  Repayment of mortgage note payable                             (1,554)          --
  Proceeds from mortgage note payable                             2,096           --
  Loan costs paid                                                   (84)          --
  Distributions to partners                                        (571)        (694)
  Advances from affiliates                                          117           --
  Repayment of advances from affiliates                            (117)          --
       Net cash used in financing activities                       (286)        (841)

Net increase (decrease) in cash and cash equivalents                104          (70)

Cash and cash equivalents at beginning of the year                  184          254

Cash and cash equivalents at end of the year                     $ 288        $ 184

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 451        $ 465


           See Accompanying Notes to Consolidated Financial Statements


                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2003


Note A - Organization and Significant Accounting Policies

Organization: Angeles Opportunity Properties, Ltd. (the "Partnership" or "Registrant") is a California limited partnership organized in June 1984 to operate and hold residential and commercial real estate properties. The Partnership's general partner is Angeles Realty Corporation II ("ARC II" or the "General Partner"), which is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership will terminate on December 31, 2035, unless terminated prior to such date. As of December 31, 2003, the Partnership operates two residential properties located in Texas.

Principles of Consolidation: The consolidated financial statements of the Partnership include its wholly owned interest in New Lake Meadows LP and its 99% limited partnership interest in Lakewood AOPL Ltd. The general partner of each of the consolidated partnerships may be removed by the Partnership, therefore, the partnerships are controlled and consolidated by the Partnership. All significant interentity balances have been eliminated.

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

Upon the sale or other disposition, or refinancing, of any asset of the Partnership, the Distributable Net Proceeds shall be distributed as follows: (i) First, to the Partners in proportion to their interests until the Limited Partners have received proceeds equal to their Original Capital Investment applicable to the property; (ii) Second, to the Partners until the Limited Partners have received distributions from all sources equal to their 6% Cumulative Distribution, (iii) Third, to the General Partner until it has received its cumulative distributions in an amount equal to 3% of the aggregate disposition prices of all real properties, mortgages or other investments sold (Initial Incentive Interest); (iv) Fourth, to the Partners until the Limited Partners have received distributions equal to their4% (not compounded) Cumulative Distribution, with certain Limited Partners receiving priority distributions ranging from 2% to 6% per annum (not compounded); and (v) Fifth, thereafter, 76% to the Limited Partners in proportion to their interests and 24% to the General Partner (Final Incentive Interest).

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $269,000 at December 31, 2003 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

In accordance with Statement of Financial Accounting Standards Board ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2003 and 2002.

Loan Costs: Loan costs of approximately $283,000, net of accumulated amortization of approximately $30,000, are included in other assets in the accompanying consolidated balance sheet and are amortized by the straight-line method over the lives of the loans. Amortization expense for the years ended December 31, 2003 and 2002 was approximately $25,000 and $18,000, respectively, and is included in interest expense on the accompanying consolidated statement of operations. Amortization expense is expected to be approximately $29,000 for the years 2004 through 2006, approximately $25,000 for the year 2007 and approximately $10,000 for the year 2008.

Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged their space and is current on their rental payments.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its residential leases. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

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

Advertising Costs: Advertising costs of approximately $60,000 in 2003 and $43,000 in 2002 are charged to expense as incurred and are included in operating expenses.

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

Note B - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

                         Principal      Monthly                           Principal
                         Balance At     Payment    Stated                  Balance
                        December 31,   Including  Interest   Maturity      Due At
Property                    2003       Interest     Rate       Date       Maturity
                             (in thousands)                            (in thousands)
Lake Meadows
  1st mortgage             $2,071         $ 8        (1)     09/2007       $1,877

Lakewood
  1st mortgage              5,071           41      7.05%    01/2022           --

Totals                     $7,142        $ 49                              $1,877

(1) Adjustable rate based on the Fannie Mae discounted mortgage backed security index plus 85 basis points (1.92% at December 31, 2003).

During May 2003, the Partnership refinanced the first and second mortgages encumbering Lake Meadows Apartments. The refinancing replaced a first mortgage of $1,500,000 and a second mortgage of $54,000 with a new mortgage of $2,096,000. Total capitalized loan costs were approximately $84,000 during the year ended December 31, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $42,000 due to the write-off of unamortized loan costs on the old loans.

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

As of June 1, 2003, the loan on Lake Meadows Apartments was transferred to a different lender. The credit facility ("Permanent Credit Facility") with the new lender has a maturity date of September 1, 2007 with an option for the Partnership to elect one five-year extension. This Permanent Credit Facility also created separate loans for each property refinanced thereunder, which loans are not cross-collaterilized or cross-defaulted with each other. Each note under this Permanent Credit Facility is initially a variable rate loan, and after three years the Partnership has the option of converting the note to a fixed rate loan. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points (1.92% per annum at December 31, 2003), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed by the Permanent Credit Facility. The loans may be repaid without penalty.

The mortgage notes payable are nonrecourse and are secured by pledge of certain of the Partnership's rental properties and by pledge of revenues from the respective rental properties. Certain of the notes require prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2003, are as follows (in thousands):

                                   2004         $   196
                                   2005             207
                                   2006             219
                                   2007           2,091
                                   2008             191
                                Thereafter        4,238
                                                $ 7,142

Note C - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                          2003          2002

Net income as reported                    $ 145        $ 180
Add (deduct):
     Depreciation differences                 (7)           8
     Unearned income                          17           14
     Miscellaneous                            26          (13)

Federal taxable income                    $ 181        $ 189

Federal taxable income per limited
     Partnership unit                    $ 14.40      $ 15.05

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):

Net liabilities as reported              $(1,352)
Land and buildings                           199
Accumulated depreciation                     588
Syndication and distribution costs         1,838
Other                                        124

Net assets - Federal tax basis           $ 1,397

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $127,000 and $124,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the General Partner received reimbursements of accountable administrative expense amounting to approximately $87,000 and $90,000 for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $3,000 for the year ended December 31, 2003. There were no such fees paid in 2002. Of this amount, approximately $31,000 is included in Due to affiliates on the accompanying consolidated balance sheet.

In connection with the refinancing of Lake Meadows Apartments in May 2003, the Partnership paid the General Partner a fee of approximately $21,000 pursuant to the Partnership Agreement. This fee was capitalized and included in other assets on the accompanying consolidated balance sheet and is being amortized over the life of the loan.

During the year ended December 31, 2003, an affiliate of the General Partner advanced the Partnership approximately $117,000 to assist in paying the property taxes of the two investment properties. These advances were repaid during the year ended December 31, 2003. Interest was charged at the prime rate plus 2%. Interest expense was approximately $2,000 for the year ended December 31, 2003. There were no such advances made or repaid during the year ended December 31, 2002.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $32,000 and $39,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,357 limited partnership units (the "Units") in the Partnership representing 51.16% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.16% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Note E - Investment Properties and Accumulated Depreciation

                                                Initial Cost
                                               To Partnership
                                               (in thousands)

                                                       Buildings           Cost
                                                      and Related      Capitalized
                                                        Personal      Subsequent to
     Description         Encumbrances       Land        Property       Acquisition
                        (in thousands)                                (in thousands)

Lake Meadows                $ 2,071         $ 473       $ 1,584           $ 789
Lakewood                      5,071            483        3,491            2,726

Totals                      $ 7,142         $ 956       $ 5,075          $ 3,515



                    Gross Amount At Which Carried
                         At December 31, 2003
                            (in thousands)
                               Buildings
                              And Related
                               Personal               Accumulated      Date     Depreciable
Description          Land      Property     Total     Depreciation   Acquired   Life-Years
                                                     (in thousands)

Lake Meadows         $ 473      $2,373      $2,846       $1,136      03/31/88      5-40
Lakewood               540       6,160       6,700        2,794      11/01/89      5-40

      Totals        $1,013      $8,533      $9,546       $3,930

The depreciable lives for buildings and building components are for 10 to 40 years. The depreciable lives for related personal property are for 5 to 7 years.

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                                Years Ended December 31,
                                                  2003            2002
                                                     (in thousands)
Investment Properties
Balance at beginning of year                     $9,369          $9,221
  Property improvements and replacements            177             148
Balance at end of year                           $9,546          $9,369

Accumulated Depreciation
Balance at beginning of year                     $3,572          $3,221
  Additions charged to expense                      358             351
Balance at end of year                           $3,930          $3,572

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2003 and 2002 is approximately $9,745,000 and $9,568,000, respectively. Accumulated depreciation for Federal income tax purposes at December 31, 2003 and 2002, is approximately $3,342,000 and $2,977,000, respectively.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

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

Item 8a.    Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The names of the directors and executive officers of Angeles Realty Corporation II ("ARC II"), the Partnership's General Partner, their ages and the nature of all positions with ARC II presently held by them are as follows:

Name                        Age    Position

Peter K. Kompaniez           59    Director
Martha L. Long               44    Director and Senior Vice President
Harry G. Alcock              41    Executive Vice President
Miles Cortez                 60    Executive Vice President, General Counsel
                                     and Secretary
Patti K. Fielding            40    Executive Vice President
Paul J. McAuliffe            47    Executive Vice President and Chief
                                     Financial Officer
Thomas M. Herzog             41    Senior Vice President and Chief Accounting
                                     Officer

Peter K. Kompaniez has been Director of the General Partner since February 2004. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

Martha L. Long has been a Director and Senior Vice President of the General Partner since February 2004. Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding is responsible for securities and debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 and served as Vice President - Tenders, Securities and Debt until January 2000.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

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

The board of directors of the General Partner does not have a separate audit committee. As such, the board of directors of the General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.    Executive Compensation

None of the directors and officers of the General Partner received any remuneration from the Partnership during the year ended December 31, 2003.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2003.

Entity                                  Number of Units      Percentage

AIMCO IPLP, L.P.                               405              3.26%
  (an affiliate of AIMCO)
Cooper River Properties, LLC                   969              7.80%
  (an affiliate of AIMCO)
AIMCO Properties, L.P.                       4,983             40.10%
  (an affiliate of AIMCO)

Cooper River Properties, LLC and AIMCO IPLP, L.P. (formerly known as Insignia Properties, L.P.) are indirectly and ultimately owned by AIMCO. Their business addresses are 55 Beattie Place, Greenville, SC 29601.

AIMCO Properties, L.P. is indirectly and ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237. No director or officer of the General Partner owns any Units.

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

Affiliates of the General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $127,000 and $124,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the General Partner received reimbursements of accountable administrative expense amounting to approximately $87,000 and $90,000 for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $3,000 for the year ended December 31, 2003. There were no such fees paid in 2002. Of this amount, approximately $31,000 is included in Due to affiliates on the accompanying consolidated balance sheet.

In connection with the refinancing of Lake Meadows Apartments in May 2003, the Partnership paid the General Partner a fee of approximately $21,000 pursuant to the Partnership Agreement. This fee was capitalized and included in other assets on the accompanying consolidated balance sheet and is being amortized over the life of the loan.

During the year ended December 31, 2003, an affiliate of the General Partner advanced the Partnership approximately $117,000 to assist in paying the property taxes of the two investment properties. These advances were repaid during the year ended December 31, 2003. Interest was charged at the prime rate plus 2%. Interest expense was approximately $2,000 for the year ended December 31, 2003. There were no such advances made or repaid during the year ended December 31, 2002.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $32,000 and $39,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,357 limited partnership units (the "Units") in the Partnership representing 51.16% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.16% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

                                     PART IV

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index attached.

      (b) Reports on Form 8-K filed during the fourth quarter of calendar year 2003:

            None.

Item 14.    Principal Accounting Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $36,000 and $35,000 for 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $7,000 and $15,000, respectively.

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


                                    ANGELES OPPORTUNITY PROPERTIES, LTD.


                                    By:   Angeles Realty Corporation II
                                          General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Thomas M. Herzog
                                          Thomas M. Herzog
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: March 26, 2004


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/Peter K. Kompaniez         Director                      Date: March 26, 2004
Peter K. Kompaniez


/s/Martha L. Long             Director and Senior Vice      Date: March 26, 2004
Martha L. Long                President


/s/Thomas M. Herzog           Senior Vice President and     Date: March 26, 2004
Thomas M. Herzog              Chief Accounting Officer

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

      10.3 Joint Venture Agreement - Lakewood Project Joint Venture filed in Form 8K dated December 31, 1990, and is incorporated herein by reference

      10.4 General Partnership Agreement - AOPL-AMIT Rolling Greens Joint Venture dated December 28, 1989, filed in Form 8K dated December 31, 1990, and is incorporated herein by reference

      10.5 Stock Purchase Agreement dated November 24, 1992 showing the purchase of 100% of the outstanding stock of Angeles Realty Corporation II by IAP GP Corporation, a subsidiary of MAE GP Corporation, filed in Form 8K dated December 31, 1992, which is incorporated herein by reference

      10.10 Multifamily Note dated December 6, 2001, between Lakewood AOPL and GMAC Commercial Mortgage Corporation, a California Corporation, refinancing the mortgage encumbering Lakewood Apartments filed in Form 10-KSB dated December 31, 2002 and is incorporated herein by reference.

      10.11 a) Multifamily Note dated May 16, 2003 between Angeles Opportunity Partners, Ltd. and GMAC Commercial Mortgage Corporation.

      10.11 b) Guaranty dated May 16, 2003 by AIMCO Properties, L.P. for the benefit of GMAC Commercial Mortgage Corporation.

      10.11 c) Completion/Repair and Security Agreement dated May 16, 2003 between New Lake Meadows, L.P. and GMAC Commercial Mortgage Corporation.

      10.11 d) Replacement Reserve and Security Agreement dated May 16, 2003 between New Lake Meadows, L.P. and GMAC Commercial Mortgage Corporation.

      31.1 Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.1 Partnership prospectus filed in registration statement dated June 26, 1987, which is incorporated herein by reference.

      99.2 Agreement of Limited Partnership for AOP GP Limited Partnership, L.P. and Angeles Opportunity Properties, Ltd. entered into on September 9, 1993.

      99.3        Agreement of Limited Partnership for New Lake Meadows,  L.P.
                  between AOP GP Limited Partnership, L.P. and Angeles Opportunity Properties, Ltd. entered into on September 9,1993.

Exhibit 31.1


                                  CERTIFICATION


I, Martha L. Long, certify that:


1. I have reviewed this annual report on Form 10-KSB of Angeles Opportunity Properties, Ltd.;

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

Date:  March 26, 2004

                                   /s/Martha L. Long
                                    Martha L. Long
                                    Senior  Vice  President  of  Angeles  Realty
                                    Corporation  II,  equivalent  of  the  chief
                                    executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Thomas M. Herzog, certify that:


1. I have reviewed this annual report on Form 10-KSB of Angeles Opportunity Properties, Ltd.;

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

Date:  March 26, 2004

                                    /s/Thomas M. Herzog
                                    Thomas M. Herzog
                                    Senior Vice  President and Chief  Accounting
                                    Officer of Angeles  Realty  Corporation  II,
                                    equivalent of the chief financial officer of
                                    the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Angeles Opportunity Properties, Ltd (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Thomas M. Herzog, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 26, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  March 26, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.