Form 10QSB
period 2004-03-31
ANGELES OPPORTUNITY PROPERTIES LTD
filed 2004-05-13
CIK 789282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2004


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

                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS



                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2004



Assets
   Cash and cash equivalents                                                  $ 75
   Receivables and deposits                                                      18
   Restricted escrows                                                            37
   Other assets                                                                 358
   Investment properties:
      Land                                                    $ 1,013
      Buildings and related personal property                   8,561
                                                                9,574
      Less accumulated depreciation                            (4,023)        5,551

                                                                            $ 6,039
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 31
   Tenant security deposit liabilities                                           43
   Due to affiliates (Note B)                                                    27
   Accrued property taxes                                                        73
   Other liabilities                                                            115
   Mortgage notes payable                                                     7,094

Partners' Deficit:
   General partner                                             $ (171)
   Limited partners (12,425 units issued and
      outstanding)                                             (1,173)       (1,344)

                                                                            $ 6,039


        See Accompanying Notes to Consolidated Financial Statements


                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                              Three Months Ended
                                                                       March 31,
                                                             2004            2003
Revenues:
   Rental income                                            $ 562           $ 558
   Other income                                                 74              57
      Total revenues                                           636             615

Expenses:
   Operating                                                   265             268
   General and administrative                                   32              27
   Depreciation                                                 93              89
   Interest                                                    106             127
   Property taxes                                               72              77
      Total expenses                                           568             588

Net income                                                   $ 68            $ 27

Net income allocated to general partner (1%)                 $ 1             $ --

Net income allocated to limited partners (99%)                  67              27

                                                             $ 68            $ 27

Net income per limited partnership unit                     $ 5.39          $ 2.17

Distributions per limited partnership unit                  $ 4.75           $ --


        See Accompanying Notes to Consolidated Financial Statements


                      ANGELES OPPORTUNITY PROPERTIES, LTD.

           CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                       Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners     Total

Original capital contributions         12,425          $ 1        $12,425    $12,426

Partners' deficit at
   December 31, 2003                   12,425         $ (171)     $(1,181)   $(1,352)

Distributions to partners                  --             (1)         (59)       (60)

Net income for the three months
   ended March 31, 2004                    --              1           67         68

Partners' deficit at
   March 31, 2004                      12,425         $ (171)     $(1,173)   $(1,344)


        See Accompanying Notes to Consolidated Financial Statements


                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Three Months Ended
                                                                        March 31,
                                                                    2004         2003
Cash flows from operating activities:
  Net income                                                        $ 68         $ 27
  Adjustments to reconcile net income to net cash used in
   operating activities:
     Depreciation                                                      93           89
     Amortization of loan costs                                         8            5
     Change in accounts:
      Receivables and deposits                                         12           12
      Other assets                                                    (76)           5
      Accounts payable                                                 15            1
      Due to affiliates                                                (4)          --
      Accrued property taxes                                         (215)        (224)
      Tenant security deposit liabilities                              (3)           6
      Other liabilities                                               (33)           7
         Net cash used in operating activities                       (135)         (72)

Cash flows from investing activities:
  Property improvements and replacements                              (28)         (34)
  Net withdrawals from restricted escrows                              58            1
         Net cash provided by (used in) investing activities           30          (33)

Cash flows from financing activities:
  Distributions to partners                                           (60)          --
  Advances from affiliates                                             --          117
  Repayment of advances from affiliates                                --          (55)
  Payments on mortgage notes payable                                  (48)         (41)
         Net cash (used in) provided by financing activities         (108)          21

Net decrease in cash and cash equivalents                            (213)         (84)

Cash and cash equivalents at beginning of period                      288          184

Cash and cash equivalents at end of period                          $ 75         $ 100

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 102        $ 122

        See Accompanying Notes to Consolidated Financial Statements


                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Opportunity Properties, Ltd. (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "General Partner" and a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $31,000 for both of the three months ended March 31, 2004 and 2003, which is included in operating expenses.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $21,000 for both of the three months ended March 31, 2004 and 2003, which is included in general and administrative expenses. At March 31, 2004, the Partnership owed approximately $27,000 in reimbursements which is shown as due to affiliates.

During the three months ended March 31, 2003, an affiliate of the General Partner advanced the Partnership approximately $117,000 to assist in paying the property taxes of the two investment properties. Of these advances, the Partnership repaid approximately $55,000 during the three months ended March 31, 2003. There were no such advances or repayments during the three months ended March 31, 2004 and there was no balance outstanding at March 31, 2004. Interest was charged at the prime rate plus 2% and was approximately $1,000 for the three months ended March 31, 2003.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During 2004, the Partnership anticipates its for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $21,000. The Partnership was charged approximately $32,000 for 2003.

Note C - Contingencies

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy for each of the properties for the three months ended March 31, 2004 and 2003:

                                                Average Occupancy
      Property                                  2004          2003

      Lake Meadows Apartments (1)                94%          90%
         Garland, Texas
      Lakewood Apartments                        91%          90%
         Tomball, Texas

(1)   The General  Partner  attributes the increase in occupancy at Lake Meadows
      Apartments  to  increased   marketing   efforts  by  the  local   property
      management.

The Partnership's financial results are dependent upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership's financial results.

Results from Operations

The Partnership's net income for the three months ended March 31, 2004 and 2003 was approximately $68,000 and $27,000, respectively. The increase in net income for the three month period is due to an increase in total revenues and a decrease in total expenses. Total revenues increased due to an increase in other income. Other income increased due to increases in utilities reimbursements and lease cancellation fees at Lakewood Apartments.

Total expenses decreased primarily due to a decrease in interest expense. Interest expense decreased due to the refinancing of the mortgage encumbering Lake Meadows Apartments in May 2003 which resulted in a lower interest rate.

Included in general and administrative expenses are management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2004, the Partnership had cash and cash equivalents of approximately $75,000 compared to approximately $100,000 at March 31, 2003. Cash and cash equivalents decreased approximately $213,000 from December 31, 2003 due to approximately $135,000 and $108,000 of cash used in operating and financing activities, respectively, partially offset by approximately $30,000 of cash provided by investing activities. Cash used in financing activities consisted of distributions to partners and principal payments made on the mortgages encumbering the investment properties. Cash provided by investing activities consisted of net withdrawals from restricted escrows held by the mortgage lender partially offset by property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

Lake Meadows Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $19,000 of capital improvements at Lake Meadows Apartments, consisting primarily of floor covering replacements, water heaters and parking lot resurfacing. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $34,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Lakewood Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $9,000 of capital improvements at Lakewood Apartments, consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $132,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only to the extent of cash available from operations and from the Partnership's reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Lakewood Apartments of approximately $5,036,000 matures in January 2022, at which time the loan is scheduled to be fully amortized. The mortgage indebtedness encumbering Lake Meadows Apartments of approximately $2,058,000 matures in September 2007 at which time a balloon payment of approximately $1,877,000 is required. The General Partner has the option to extend the maturity on the Lake Meadows loan for another five years. After that period, the General Partner will attempt to refinance the indebtedness and/or sell the property prior to the maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2004 and 2003 (in thousands, except per unit data):

                                        Per Limited                       Per Limited
                    Three Months Ended  Partnership   Three Months Ended  Partnership
                      March 31, 2004        Unit        March 31, 2003        Unit

Operations                 $ 60            $ 4.75            $ --             $ --

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit additional distributions to its partners during the remainder of 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,361 limited partnership units (the "Units") in the Partnership representing 51.20% of the outstanding Units at March 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership
Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.20% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2004.

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


                                    Date: May 13, 2004

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

Date:  May 13, 2004

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

Date:  May 13, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Opportunity Properties, Ltd. (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  May 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.