Form 10QSB
period 2004-06-30
ANGELES OPPORTUNITY PROPERTIES LTD
filed 2004-08-13
CIK 789282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS



                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2004

Assets
   Cash and cash equivalents                                                $ 2,264
   Receivables and deposits                                                      95
   Other assets                                                                 234
   Investment property:
      Land                                                     $ 540
      Buildings and related personal property                   6,197
                                                                6,737
      Less accumulated depreciation                            (2,923)        3,814

                                                                            $ 6,407
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                          $ 132
   Tenant security deposit liabilities                                           31
   Accrued property taxes                                                       101
   Due to affiliates (Note B)                                                    47
   Other liabilities                                                            116
   Mortgage note payable                                                      5,000

Partners' (Deficiency) Capital:
   General partner                                             $ (148)
   Limited partners (12,425 units issued and
      outstanding)                                              1,128           980

                                                                            $ 6,407


        See Accompanying Notes to Consolidated Financial Statements


                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                                   Three Months Ended        Six Months Ended
                                                        June 30,                 June 30,
                                                    2004         2003        2004        2003
                                                              (Restated)              (Restated)
Revenues:
  Rental income                                    $ 392        $ 412       $ 784       $ 804
  Other income                                         51           43         106          84
    Total revenues                                    443          455         890         888

Expenses:
  Operating                                           238          198         414         386
  General and administrative                           34           33          66          60
  Depreciation                                         65           64         129         127
  Interest                                             91           94         183         188
  Property taxes                                       51           53         100         105
    Total expenses                                    479          442         892         866

(Loss) income from continuing operations              (36)          13          (2)         22
(Loss) income from discontinued operations
  (Notes A & C)                                       (50)         (10)        (16)          8
Gain on sale of discontinued operations
  (Note C)                                          2,410           --       2,410          --

Net income                                        $ 2,324        $ 3       $ 2,392       $ 30

Net income allocated to general partner
  (1%)                                              $ 23         $ --        $ 24        $ --
Net income allocated to limited partners
  (99%)                                             2,301            3       2,368          30

                                                  $ 2,324        $ 3       $ 2,392       $ 30
Per limited partnership unit:
  (Loss) income from continuing operations        $ (2.86)      $ 1.05     $ (0.16)     $ 1.77
  (Loss) income from discontinued operations        (3.98)       (0.81)      (1.29)       0.64
  Gain on sale of discontinued operations          192.03           --      192.03          --

                                                  $ 185.19      $ 0.24     $190.58      $ 2.41

Distributions per limited partnership unit          $ --       $ 27.69      $ 4.75     $ 27.69

        See Accompanying Notes to Consolidated Financial Statements


                      ANGELES OPPORTUNITY PROPERTIES, LTD.

    CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)

                                       Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners     Total

Original capital contributions         12,425          $ 1        $12,425    $12,426

Partners' deficit at
   December 31, 2003                   12,425         $ (171)     $(1,181)   $(1,352)

Distributions to partners                  --             (1)         (59)       (60)

Net income for the six months
   ended June 30, 2004                     --             24        2,368      2,392

Partners' (deficiency) capital
   at June 30, 2004                    12,425         $ (148)     $ 1,128     $ 980


        See Accompanying Notes to Consolidated Financial Statements

                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                    Six Months Ended
                                                                        June 30,
                                                                    2004         2003
Cash flows from operating activities:
  Net income                                                       $ 2,392       $ 30
  Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
     Depreciation                                                      176          180
     Loss on early extinguishment of debt                               71           42
     Amortization of loan costs                                         15           10
     Gain on sale of investment property                            (2,410)          --
     Change in accounts:
      Receivables and deposits                                         (65)           5
      Other assets                                                     (33)         (48)
      Accounts payable                                                  16          (14)
      Due to affiliates                                                 16           --
      Tenant security deposit liabilities                              (15)          11
      Accrued property taxes                                          (187)        (147)
      Other liabilities                                                (32)          43
         Net cash (used in) provided by operating activities           (56)         112

Cash flows from investing activities:
  Net proceeds from sale of investment property                      4,212           --
  Property improvements and replacements                               (73)         (71)
  Net withdrawals from (deposits to) restricted escrows                 95          (17)
         Net cash provided by (used in) investing activities         4,234          (88)

Cash flows from financing activities:
  Payments on mortgage notes payable                                   (97)         (84)
  Distributions to partners                                            (60)        (347)
  Repayment of mortgage notes payable                               (2,045)      (1,554)
  Proceeds from mortgage note payable                                   --        2,096
  Loan costs paid                                                       --          (84)
  Advances from affiliates                                              --          117
  Repayment of advances from affiliates                                 --         (117)
         Net cash (used in) provided by financing activities        (2,202)          27

Net increase in cash and cash equivalents                            1,976           51
Cash and cash equivalents at beginning of period                       288          184

Cash and cash equivalents at end of period                         $ 2,264       $ 235

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 199        $ 251


        See Accompanying Notes to Consolidated Financial Statements


                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Opportunity Properties, Ltd. (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "General Partner" and a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the consolidated statements of operations for the three and six months ended June 30, 2003 have been restated to reflect the operations of Lake Meadows Apartments as (loss) income from discontinued operations due to its sale in June 2004.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $62,000 for both the six months ended June 30, 2004 and 2003, which is included in operating expenses and (loss) income from discontinued operations.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $41,000 and $29,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in general and administrative expenses. At June 30, 2004, the Partnership owed approximately $47,000 in reimbursements which is included in due to affiliates. Subsequent to June 30, 2004, this amount was paid, in full.

During the six months ended June 30, 2003, an affiliate of the General Partner advanced the Partnership approximately $117,000 to assist in paying the property taxes of the two investment properties. These advances were repaid during the six months ended June 30, 2003. There were no such advances or repayments during the six months ended June 30, 2004 and there was no balance outstanding at June 30, 2004. Interest was charged at the prime rate plus 2% and was approximately $2,000 for the six months ended June 30, 2003.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $21,000 and $32,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C- Sale of Investment Property

On June 25, 2004, the Partnership sold Lake Meadows Apartments to an unrelated third party for net proceeds of approximately $4,212,000 after payment of closing costs. The Partnership realized a gain of approximately $2,410,000 as a result of the sale. The Partnership used approximately $2,045,000 of the net proceeds to repay the mortgage encumbering the property. In addition the Partnership recorded a loss on early extinguishment of debt of approximately $71,000 as a result of unamortized loan costs being written off and lender fees paid by the buyer. This amount is included in (loss) income from discontinued operations in the accompanying consolidated statement of operations. In accordance with SFAS 144, the accompanying statements of operations for the three and six months ended June 30, 2003 have been restated to reflect the operations of Lake Meadows as discontinued operations. Included in (loss) income from discontinued operations for the six months ended June 30, 2004 and 2003 is approximately $371,000 and $380,000, respectively, of revenue generated by the property.

Note D - Mortgages Notes Payable

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

As of June 1, 2003, the loan on Lake Meadows Apartments was transferred to a different lender. The credit facility ("Permanent Credit Facility") with the new lender has a maturity date of September 1, 2007 with an option for the Partnership to elect one five-year extension. The Permanent Credit Facility also created separate loans for each property refinanced thereunder, which loans are not cross-collateralized or cross-defaulted with each other. Each note under the Permanent Credit Facility is initially a variable rate loan, and after three years the Partnership has the option of converting the note to a fixed rate loan. The interest rate on the variable rate loans is 85 basis points over the Fannie Mae discounted mortgage-backed security index and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is on the Permanent Credit Facility. The loans may be prepaid without penalty. The Partnership repaid this loan during June 2004 from the proceeds of the sale of Lake Meadows Apartments.

Note E - Subsequent Event

Subsequent to June 30, 2004, approximately $2,087,000 (approximately $2,066,000 to the limited partners or $166.28 per limited partnership unit) was distributed to the partners related to the sale of Lake Meadows in June 2004.

Note F - Contingencies

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy for the property for the six months ended June 30, 2004 and 2003:

                                                Average Occupancy
      Property                                  2004          2003

      Lakewood Apartments                        89%          92%
         Tomball, Texas

The General Partner attributes the decrease in occupancy at Lakewood Apartments to an increase in the credit standards for tenants.

The Partnership's financial results are dependent upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership's financial results.

Results from Operations

The Partnership's net income for the three and six months ended June 30, 2004 was approximately $2,324,000 and $2,392,000, respectively, compared to net income of approximately $3,000 and $30,000 for the three and six month periods ended June 30, 2003, respectively. The increase in net income for the three and six month periods is due to the recognition of a gain on the sale of Lake Meadows Apartments during the six months ended June 30, 2004.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the consolidated statements of operations for the three and six months ended June 30, 2003 have been restated to reflect the operations of Lake Meadows Apartments as (loss) income from discontinued operations due to its sale in June 2004.

On June 25, 2004, the Partnership sold Lake Meadows Apartments to an unrelated third party for net proceeds of approximately $4,212,000 after payment of closing costs. The Partnership realized a gain of approximately $2,410,000 as a result of the sale. The Partnership used approximately $2,045,000 of the net proceeds to repay the mortgage encumbering the property. In addition the Partnership recorded a loss on early extinguishment of debt of approximately $71,000 as a result of unamortized loan costs being written off and lender fees paid by the buyer. This amount is included in (loss) income from discontinued operations in the accompanying consolidated statement of operations. Included in
(loss) income from discontinued operations for the six months ended June 30, 2004 and 2003 is approximately $371,000 and $380,000, respectively, of revenue generated by the property.

Excluding the gain on sale and the discontinued operations, the Partnership's net loss from continuing operations for the three and six months ended June 30, 2004 was approximately $36,000 and $2,000 compared to income from continuing operations of approximately $13,000 and $22,000 for the corresponding periods in 2003. The decrease in income from continuing operations for the three month period is due to a decrease in total revenues and an increase in total expenses. The decrease in income from continuing operations for the six month period is due to an increase in total expenses partially offset by an increase in total revenues. Total revenues for the three month period decreased due to a decrease in rental income partially offset by an increase in other income. Total revenue for the six month period increased due to an increase in other income partially offset by a decrease in rental income. Rental income for both periods decreased due to a decrease in occupancy partially offset by an increase in the average rental rate at Lakewood Apartments. Other income for both periods increased due to increases in utilities reimbursements and lease cancellation fees, partially offset by a decrease in late charges.

Total expenses for the three and six month periods increased due to an increase in operating expenses. Operating expenses increased due to increases in property and maintenance expenses. Property expense increased due to an increase in utilities at the investment property. Maintenance expenses increased due to increases in contract labor and repairs and supplies.

Included in general and administrative expenses for 2004 and 2003 are management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2004, the Partnership had cash and cash equivalents of approximately $2,264,000 compared to approximately $235,000 at June 30, 2003. Cash and cash equivalents increased approximately $1,976,000 from December 31, 2003 due to approximately $4,234,000 of cash provided by investing activities, partially offset by approximately $56,000 and $2,202,000 of cash used in operating and financing activities, respectively. Cash provided by investing activities consisted of net proceeds from the sale of Lake Meadows Apartments and net withdrawals from restricted escrows held by the mortgage lender partially offset by property improvements and replacements. Cash used in financing activities consisted of the repayment of the mortgage encumbering Lake Meadows Apartments, principal payments made on the mortgages encumbering the investment properties, and distributions to partners. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for the Partnership's property are detailed below.

Lake Meadows Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $36,000 of capital improvements at Lake Meadows Apartments, consisting primarily of floor covering replacements and parking lot resurfacing. These improvements were funded from operating cash flow. Lake Meadows Apartments was sold on June 25, 2004.

Lakewood Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $37,000 of capital improvements at Lakewood Apartments, consisting primarily of parking lot resurfacing, structural upgrades, plumbing fixtures and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $104,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only to the extent of cash available from operations and from the Partnership's reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Lakewood Apartments of approximately $5,000,000 matures in January 2022, at which time the loan is scheduled to be fully amortized.

The Partnership distributed the following amounts during the six months ended June 30, 2004 and 2003 (in thousands, except per unit data):

                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2004         Unit        June 30, 2003         Unit

Operations               $ 60            $ 4.75            $ --             $ --
Refinancing (1)             --               --              347            27.69
                         $ 60            $ 4.75           $ 347            $27.69

(1) Proceeds from the refinancing of Lake Meadows Apartments in May 2003.

Subsequent to June 30, 2004, approximately $2,087,000 (approximately $2,066,000 to the limited partners or $166.28 per limited partnership unit) was distributed to the partners related to the sale of Lake Meadows in June 2004.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,370 limited partnership units (the "Units") in the Partnership representing 51.27% of the outstanding Units at June 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.27% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment property is recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of the property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment property. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's assets.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  See Exhibit Index attached.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2004.

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



                                    ANGELES OPPORTUNITY PROPERTIES, LTD.


                                    By:   Angeles Realty Corporation II
                                          General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President


                                    Date: August 13, 2004

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

      10.11 a) Multifamily Note dated May 16, 2003 between Angeles Opportunity Partners, Ltd. and GMAC Commercial Mortgage Corporation.

      10.11 b) Guaranty dated May 16, 2003 by AIMCO Properties, L.P. for the benefit of GMAC Commercial Mortgage Corporation.

      10.11 c) Completion/Repair and Security Agreement dated May 16, 2003 between New Lake Meadows, L.P. and GMAC Commercial Mortgage Corporation.

      10.11 d) Replacement Reserve and Security Agreement dated May 16, 2003 between New Lake Meadows, L.P. and GMAC Commercial Mortgage Corporation.

      10.12       Purchase  and  Sale  Contract   between   Registrant   and
                  Wyndmere Capital, Inc., dated April 15, 2004.

      10.13       Amendment   to   Purchase   and  Sale   Contract   between
                  Registrant  and  Wyndmere  Capital,  Inc.,  dated  May 13,
                  2004.

      10.14 Second Amendment to Purchase and Sale Contract between Registrant and Wyndmere Capital, Inc., dated May 27, 2004.

      10.15 Third Amendment to Purchase and Sale Contract between Registrant and Wyndmere Capital, Inc., dated June 9, 2004.

      10.16 Assignment of Purchase and Sale Contract between Wyndmere Capital Inc., and Lake Meadows Partners, Ltd., dated June 15, 2004

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 13, 2004

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


I, Stephen B. Waters, certify that:


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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 13, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice   President   of   Angeles   Realty
                                    Corporation II,  equivalent of the chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Opportunity Properties, Ltd. (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 13, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.