Form 10QSB
period 2004-09-30
ANGELES OPPORTUNITY PROPERTIES LTD
filed 2004-11-12
CIK 789282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004


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

                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS



                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2004



Assets
   Cash and cash equivalents                                                 $ 194
   Receivables and deposits                                                      33
   Other assets                                                                 221
   Investment property:
      Land                                                     $ 540
      Buildings and related personal property                   6,249
                                                                6,789
      Less accumulated depreciation                            (2,987)        3,802

                                                                            $ 4,250
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 25
   Tenant security deposit liabilities                                           31
   Accrued property taxes                                                       147
   Other liabilities                                                            104
   Mortgage note payable                                                      4,964

Partners' Deficit:
   General partner                                             $ (169)
   Limited partners (12,425 units issued and
      outstanding)                                               (852)       (1,021)

                                                                            $ 4,250
                See Accompanying Notes to Financial Statements

                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                            Three Months Ended         Nine Months Ended
                                              September 30,              September 30,
                                            2004          2003         2004          2003
Revenues:                                              (Restated)                 (Restated)
  Rental income                             $ 390        $ 408        $ 1,174      $ 1,212
  Other income                                  47           54           153          138
    Total revenues                             437          462         1,327        1,350

Expenses:
  Operating                                    198          208           612          594
  General and administrative                    21           26            87           86
  Depreciation                                  64           62           193          189
  Interest                                      90           92           273          280
  Property taxes                                45           43           145          148
    Total expenses                             418          431         1,310        1,297

Income from continuing operations               19           31            17           53

(Loss) income from discontinued
  operations (Note A)                           --           52           (16)          60
Gain on sale of discontinued
  operations (Note C)                           68           --         2,478           --
   Net income                               $ 87          $ 83        $ 2,479       $ 113

Net income allocated to general
  partner (1%)                               $ 1          $ 1          $ 25          $ 1
Net income allocated to limited
  partners (99%)                                86           82         2,454          112
                                            $ 87          $ 83        $ 2,479       $ 113
Per limited partnership unit:
Income from continuing operations          $ 1.53        $ 2.50       $ 1.37        $ 4.26
(Loss) income from discontinued
  operations                                    --         4.10         (1.28)        4.75
Gain on sale of discontinued
  operations                                  5.39           --        197.42           --
                                           $ 6.92        $ 6.60       $197.51       $ 9.01
Distributions per limited
  partnership unit                         $166.28      $ 17.70       $171.03      $ 45.39


                See Accompanying Notes to Financial Statements



                      ANGELES OPPORTUNITY PROPERTIES, LTD.

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners     Total

Original capital contributions         12,425          $ 1        $12,425    $12,426

Partners' deficit at
   December 31, 2003                   12,425         $ (171)     $(1,181)   $(1,352)

Distributions to partners                  --            (23)      (2,125)    (2,148)

Net income for the nine months
   ended September 30, 2004                --             25        2,454      2,479

Partners' deficit at
   September 30, 2004                  12,425         $ (169)     $ (852)    $(1,021)

                        See Accompanying Notes to Financial Statements

                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                   Nine Months Ended
                                                                     September 30,
                                                                    2004        2003
Cash flows from operating activities:
  Net income                                                      $ 2,479       $ 113
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                     240          268
     Loss on early extinguishment of debt                              71           42
     Amortization of loan costs                                        17           18
     Gain on sale of investment property                           (2,478)          --
     Change in accounts:
      Receivables and deposits                                         (3)           7
      Other assets                                                    (22)         (40)
      Accounts payable                                                (23)         (29)
      Due to affiliates                                               (31)          --
      Tenant security deposit liabilities                             (15)          12
      Accrued property taxes                                         (141)         (80)
      Other liabilities                                               (44)         100
         Net cash provided by operating activities                     50          411

Cash flows from investing activities:
  Net proceeds from sale of investment property                     4,212           --
  Property improvements and replacements                             (125)        (132)
  Net withdrawals from (deposits to) restricted escrows                95          (40)
         Net cash provided by (used in) investing activities        4,182         (172)

Cash flows from financing activities:
  Payments on mortgage notes payable                                 (133)        (131)
  Distributions to partners                                        (2,148)        (571)
  Repayment of mortgage notes payable                              (2,045)      (1,554)
  Proceeds from mortgage note payable                                  --        2,096
  Loan costs paid                                                      --          (84)
  Advances from affiliates                                             --          117
  Repayment of advances from affiliates                                --         (117)
         Net cash used in financing activities                     (4,326)        (244)

Net decrease in cash and cash equivalents                             (94)          (5)

Cash and cash equivalents at beginning of period                      288          184

Cash and cash equivalents at end of period                         $ 194        $ 179

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 288        $ 355

                See Accompanying Notes to Financial Statements

                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Opportunity Properties, Ltd. (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "General Partner" and a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the consolidated statements of operations for the three and nine months ended September 30, 2003 have been restated to reflect the operations of Lake Meadows Apartments as (loss) income from discontinued operations due to its sale in June 2004.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $84,000 and $95,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in operating expenses and (loss) income from discontinued operations.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $54,000 and $48,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in general and administrative expenses.

During the nine months ended September 30, 2003, an affiliate of the General Partner advanced the Partnership approximately $117,000 to assist in paying the property taxes of the two investment properties. These advances were repaid during the nine months ended September 30, 2003. There were no such advances or repayments during the nine months ended September 30, 2004 and there was no balance outstanding at September 30, 2004. Interest was charged at the prime rate plus 2% and was approximately $2,000 for the nine months ended September 30, 2003.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $35,000 and $32,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C- Sale of Investment Property

On June 25, 2004, the Partnership sold Lake Meadows Apartments to a third party for net proceeds of approximately $4,212,000 after payment of closing costs. The Partnership realized a gain of approximately $2,478,000 as a result of the sale. The additional gain of approximately $68,000 recorded during the three months ended September 30, 2004 was due to the write off of an accrual for additional sale related expenses that was not needed. The Partnership used approximately $2,045,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $71,000 as a result of unamortized loan costs being written off and lender fees paid by the buyer. This amount is included in (loss) income from discontinued operations. Included in (loss) income from discontinued operations for the nine months ended September 30, 2004 and 2003 is approximately $359,000 and $582,000, respectively, of revenue generated by the property.

Note D - Mortgage Notes Payable

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

Note E - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did notconform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other expenses, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy for the property for the nine months ended September 30, 2004 and 2003:

                                                Average Occupancy
      Property                                  2004          2003

      Lakewood Apartments                        90%          93%
         Tomball, Texas

The General Partner attributes the decrease in occupancy at Lakewood Apartments to an increase in home purchases in the Houston area.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level.
However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership's net income for the three and nine months ended September 30, 2004 was approximately $87,000 and $2,479,000, respectively, compared to net income of approximately $83,000 and $113,000 for the three and nine months ended September 30, 2003, respectively. The increase in net income for the three months ended September 30, 2004 is due to the gain on the sale of Lake Meadows Apartments recognized in 2004 and a decrease in total expenses partially offset by a decrease in income from discontinued operations and a decrease in total revenues. The increase in net income for the nine months ended September 30, 2004 is due to the gain on the sale of Lake Meadows Apartments recognized in 2004 partially offset by decreases in income from discontinued operations and total revenues and an increase in total expenses.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the consolidated statements of operations for the three and nine months ended September 30, 2003 have been restated to reflect the operations of Lake Meadows Apartments as (loss) income from discontinued operations due to its sale in June 2004.

On June 25, 2004, the Partnership sold Lake Meadows Apartments to a third party for net proceeds of approximately $4,212,000 after payment of closing costs. The Partnership realized a gain of approximately $2,478,000 as a result of the sale. The additional gain of approximately $68,000 recorded during the three months ended September 30, 2004 was due to the write off of an accrual for additional sale related expenses that was not needed. The Partnership used approximately $2,045,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $71,000 as a result of unamortized loan costs being written off and lender fees paid by the buyer. This amount is included in (loss) income from discontinued operations. Included in (loss) income from discontinued operations for the nine months ended September 30, 2004 and 2003 is approximately $359,000 and $582,000, respectively, of revenue generated by the property.

Excluding the gain on sale and the discontinued operations, the Partnership's income from continuing operations for the three and nine months ended September 30, 2004 was approximately $19,000 and $17,000, compared to income from continuing operations of approximately $31,000 and $53,000 for the corresponding periods in 2003. The decrease in income from continuing operations for the three months ended September 30, 2004 is due to a decrease in total revenues partially offset by a decrease in total expenses. The decrease in income from continuing operations for the nine months ended September 30, 2004 is due to a decrease in total revenues and an increase in total expenses. The decrease in total revenues for the three months ended September 30, 2004 is due to decreases in rental and other income. The decrease in total revenues for the nine months ended September 30, 2004 is due to a decrease in rental income partially offset by an increase in other income. Rental income for both periods decreased due to decreases in occupancy and the average rental rate at Lakewood Apartments partially offset by a decrease in bad debt expense. Other income for the three months ended September 30, 2004 decreased due to decreases in late charges and cleaning fees partially offset by an increase in utility reimbursements. Other income for the nine months ended September 30, 2004 increased due to increases in utility reimbursements and lease cancellation fees partially offset by decreases in late charges and cleaning fees.

Total expenses for the three month period decreased due to a decrease in operating expenses which decreased as a result of decreases in property and maintenance expenses. Property expense decreased due to a decrease in utilities at the investment property. Maintenance expense decreased due to decreases in contract labor and in painting and maintenance supplies. Total expenses for the nine month period increased due to an increase in operating expenses, primarily due to an increase in contract labor at the investment property.

Included in general and administrative expense for the nine months ended September 30, 2004 and 2003 are management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2004, the Partnership had cash and cash equivalents of approximately $194,000 compared to approximately $179,000 at September 30, 2003. Cash and cash equivalents decreased approximately $94,000, from December 31, 2003, due to approximately $4,326,000 of cash used in financing activities partially offset by approximately $50,000 of cash provided by operating activities and approximately $4,182,000 of cash provided by investing activities. Cash used in financing activities consisted of the repayment of the mortgage encumbering Lake Meadows Apartments, principal payments made on the mortgages encumbering the investment properties, and distributions to partners. Cash provided by investing activities consisted of net proceeds from the sale of Lake Meadows Apartments and the refund of restricted escrows held by the mortgage lender for Lake Meadows Apartments partially offset by property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for the Partnership's property are detailed below.

Lake Meadows Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $36,000 of capital improvements at Lake Meadows Apartments, consisting primarily of floor covering replacements and parking lot resurfacing. These improvements were funded from operating cash flow. Lake Meadows Apartments was sold on June 25, 2004.

Lakewood Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $89,000 of capital improvements at Lakewood Apartments, consisting primarily of fencing, parking lot resurfacing, structural upgrades, exterior painting, and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $52,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only to the extent of cash available from operations and from the Partnership's reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Lakewood Apartments of approximately $4,964,000 matures in January 2022, at which time the loan is scheduled to be fully amortized.

The Partnership distributed the following amounts during the nine months ended September 30, 2004 and 2003 (in thousands, except per unit data):


                   Nine Months Ended    Per Limited    Nine Months Ended   Per Limited
                     September 30,      Partnership      September 30,     Partnership
                          2004              Unit              2003             Unit

Operations (1)            $ 61             $ 4.75            $ 112            $ 8.77
Refinancing (2)              --                --               459            36.62
Sale (3)                  2,087            166.28                --               --
                         $2,148           $171.03            $ 571            $45.39

(1) Includes approximately $1,000 and $2,000 for the nine months ended September 30, 2004 and 2003, respectively, distributed to the General Partner of the majority-owned sub tier limited partnership.

(2) Proceeds from the refinancing of the mortgage encumbering Lake Meadows Apartments in May 2003.

(3)   Proceeds from the sale of Lake Meadows Apartments in June 2004.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, refinancings, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit additional distributions to its partners during the remainder of 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,380 limited partnership units (the "Units") in the Partnership representing 51.35% of the outstanding Units at September 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.35% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment property. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's asset.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

ITEM 6.     EXHIBITS


                  See Exhibit Index attached.

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



                                    ANGELES OPPORTUNITY PROPERTIES, LTD.


                                    By:   Angeles Realty Corporation II
                                          General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President


                                    Date: November 12, 2004

                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                                  EXHIBIT INDEX


 Exhibit Number   Description of Exhibit


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


      10.12 Purchase and Sale Contract between Registrant and Wyndmere Capital, Inc., dated April 15, 2004, filed in Form 8K dated June 25, 2004 and is incorporated herein by reference.


      10.13 Amendment to Purchase and Sale Contract between Registrant and Wyndmere Capital, Inc., dated May 13, 2004, filed in Form 8K dated June 25, 2004 and is incorporated herein by reference.


      10.14 Second Amendment to Purchase and Sale Contract between Registrant and Wyndmere Capital, Inc., dated May 27, 2004, filed in Form 8K dated June 25, 2004 and is incorporated herein by reference.


      10.15 Third Amendment to Purchase and Sale Contract between Registrant and Wyndmere Capital, Inc., dated June 9, 2004, filed in Form 8K dated June 25, 2004 and is incorporated herein by reference.


      10.16 Assignment of Purchase and Sale Contract between Wyndmere Capital Inc., and Lake Meadows Partners, Ltd., dated June 15, 2004, filed in Form 8K dated June 25, 2004 and is incorporated herein by reference.


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

Date:  November 12, 2004

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

Date:  November 12, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice    President   of   Angeles    Realty
                                    Corporation  II,  equivalent  of the chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Opportunity Properties, Ltd. (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 12, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 12, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.