Form 10KSB
period 2004-12-31
ANGELES OPPORTUNITY PROPERTIES LTD
filed 2005-03-25
CIK 789282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934


                 For the fiscal year ended December 31, 2004


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

State issuer's revenues for its most recent fiscal year.  $1,750,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2004. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership is engaged in the business of operating and holding real estate properties for investment. In 1988 and 1989, during its acquisition phase, the Partnership acquired one apartment complex, three warehouses, and a 70% interest in a joint venture project which ultimately acquired an apartment complex. In 1992, the Partnership acquired the remaining 30% interest of the joint venture. In June 2004 the Partnership sold one of its properties. The Partnership continues to own and operate one apartment property. See "Item 2. Description of Property".

The Partnership, through its public offering of Limited Partnership units, sold 12,425 units aggregating $12,425,000. The General Partner contributed capital in the amount of $1,000 for a 1% interest in the Partnership. Since its initial offering, the Partnership has not received, nor are the limited partners required to make, additional capital contributions. The General Partner of the Partnership intends to maximize the operating results and, ultimately, the net realizable value of the Partnership's property in order to achieve the best possible return for the investors. Such results may best be achieved by holding and operating the property or through a property sale or exchange, refinancing, debt restructuring or relinquishment of the asset. The Partnership intends to evaluate its holding periodically to determine the most appropriate strategy for the asset.

The Partnership has no employees. Property management and administrative services are provided by the General Partner and by agents retained by the General Partner. An affiliate of the General Partner has been providing such property management services.

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's property. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's property and the rents that may be charged for such apartments. While the General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for apartments is local.

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's property, or restrict renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the General Partner believes that the Partnership's property is substantially in compliance with the present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

Both the income and expenses of operating the property owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland
Security, could have a negative effect on rent and occupancy levels at the Partnership's property. The effect that future terrorist activities or threats of such activities could have on the Partnership's operations is uncertain and unpredictable. If the Partnership were to incur a loss at the property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property. In this regard, the Partnership has purchased insurance to cover acts of terrorism. The General Partner does not anticipate that these costs will have a negative effect on the Partnership's financial condition or results of operations.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the property owned by the Partnership.

The Partnership monitors its property for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Item 2.     Description of Property

The following table sets forth the Partnership's investment in property:

                             Date of
Property                     Purchase          Type of Ownership           Use

Lakewood Apartments          11/01/89  Fee ownership subject to        Apartment
  Tomball, Texas                         a first mortgage (1)          256 units

(1) The property is held by a limited partnership in which the Partnership owns a 99% interest.

On June 25, 2004, the Partnership sold Lake Meadows Apartments to a third party for net proceeds of approximately $4,212,000 after payment of closing costs. The Partnership realized a gain of approximately $2,473,000 as a result of the sale. The Partnership used approximately $2,045,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $64,000 as a result of unamortized loan costs being written off. This amount is included in (loss) income from discontinued operations. Included in (loss) income from discontinued operations for the years ended December 31, 2004 and 2003 is approximately $360,000 and $781,000, respectively, of revenue generated by the property.

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

              Gross
             Carrying    Accumulated    Depreciable     Method of        Federal
Property      Value     Depreciation        Life       Depreciation     Tax Basis
                  (in thousands)                                     (in thousands)

Lakewood      $6,824       $3,048         5-40 yrs         S/L           $4,449

See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation and capitalization policies.


Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

                      Principal                                          Principal
                      Balance At      Stated                              Balance
                     December 31,    Interest     Period    Maturity      Due At
     Property            2004        Rate(1)    Amortized     Date     Maturity (2)
                    (in thousands)                                    (in thousands)
Lakewood
  1st mortgage          $4,927        7.05%     240 months   01/2022       $ --

(1)   Fixed rate mortgage.

(2) See "Item 7. Financial Statements - Note B" for information with respect to the Partnership's ability to prepay this loan and other specific details about the loan.

During May 2003, the Partnership refinanced the first and second mortgages encumbering Lake Meadows Apartments. The refinancing replaced a first mortgage of $1,500,000 and a second mortgage of $54,000 with a new mortgage of $2,096,000. Total capitalized loan costs were approximately $84,000 during the year ended December 31, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $42,000 due to the write-off of unamortized loan costs on the old loans, which is included in (loss) income from discontinued operations.

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

As of June 1, 2003, the loan on Lake Meadows Apartments was transferred to a different lender. The credit facility ("Permanent Credit Facility") with the new lender had a maturity date of September 1, 2007 with an option for the Partnership to elect one five-year extension. This Permanent Credit Facility also created separate loans for each property refinanced thereunder, which loans were not cross-collaterilized or cross-defaulted with each other. Each note under this Permanent Credit Facility is initially a variable rate loan, and after three years the Partnership has the option of converting the note to a fixed rate loan. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points, and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed by the Permanent Credit Facility. The loans may be repaid without penalty. The Partnership repaid this loan during June 2004 from the proceeds of the sale of Lake Meadows Apartments.

Schedule of Rental Rates and Occupancy

Average annual rental rate and occupancy for 2004 and 2003 for the property is as follows:

                                    Average Annual              Average Annual
                                      Rental Rate                  Occupancy
                                      (per unit)
Property                          2004           2003          2004         2003

Lakewood                         $7,118         $7,267         90%          93%

(1) The General Partner attributes the decrease in occupancy at Lakewood Apartments to an increase in home purchases in the Houston area.

As noted under "Item 1.  Description of Business",  the real estate  industry is highly competitive. The property is subject to competition from other residential apartment complexes in the area. The General Partner believes that the property is adequately insured. The residential property is an apartment complex which leases its units for lease terms of one year or less. No tenant leases 10% or more of the available rental space. The property is in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 2004 for the property is as follows:

                                    2004             2004
                                  Billing            Rate
                                 (in thousands)

Lakewood Apartments                 $190             3.07%

Capital Improvements

Lake Meadows Apartments

During 2004, the Partnership completed approximately $36,000 of capital improvements at Lake Meadows Apartments, consisting primarily of floor covering and appliance replacements, and parking lot resurfacing. These improvements were funded from operating cash flow. Lake Meadows Apartments was sold on June 25, 2004.

Lakewood Apartments

During 2004, the Partnership completed approximately $124,000 of capital improvements at Lakewood Apartments, consisting primarily of structural upgrades, major landscaping, perimeter fencing, exterior painting, and air conditioning, water heater, appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matters during the quarter ended December 31, 2004.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered and sold 12,425 Limited Partnership Units (the "Units") during its offering period through June 25, 1988. As of December 31, 2004, there are 12,425 Units issued and outstanding held by 890 Limited Partners of record. Affiliates of the General Partner owned 6,380 units or 51.35% at December 31, 2004. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2004 and 2003 (in thousands, except per unit data):

                                         Per Limited                      Per Limited
                        Year Ended       Partnership      Year Ended      Partnership
                    December 31, 2004       Unit       December 31, 2003      Unit

Operations (1)             $ 61            $ 4.75            $ 112           $ 8.77
Refinancing (2)               --               --              459            36.62
Sale (3)                   2,087            166.28              --               --
                          $2,148           $171.03           $ 571           $45.39

(1) Includes approximately $1,000 and $2,000 for the years ended December 31, 2004 and 2003, respectively, distributed to the General Partner of the majority owned sub-tier limited partnership.

(2)   Proceeds from the refinancing of Lake Meadows Apartments in May 2003.

(3)   Proceeds from the sale of Lake Meadows Apartments in June 2004.

Future cash distributions will depend on the levels of cash generated from operations and the timing of debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any distributions to its partners in the year 2005 or subsequent periods. See "Item 2. Description of Property - Capital Improvements" for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,380 Units in the Partnership representing 51.35% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.35% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read with the financial statements and other items contained elsewhere in this report.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on the mortgage loan, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level.
However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership's net income for the years ended December 31, 2004 and 2003 was approximately $2,434,000 and $145,000, respectively. The increase in net income for the year ended December 31, 2004 is due to the recognition of gain on the sale of Lake Meadows Apartments in 2004.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the consolidated statement of operations for the year ended December 31, 2003 has been restated to reflect the operations of Lake Meadows Apartments as (loss) income from discontinued operations due to its sale in June 2004.

On June 25, 2004, the Partnership sold Lake Meadows Apartments to a third party for net proceeds of approximately $4,212,000 after payment of closing costs. The Partnership realized a gain of approximately $2,473,000 as a result of the sale. The Partnership used approximately $2,045,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $64,000 as a result of unamortized loan costs being written off. This amount is included in (loss) income from discontinued operations. Included in (loss) income from discontinued operations for the years ended December 31, 2004 and 2003 is approximately $360,000 and $781,000, respectively, of revenue generated by the property.

Excluding the gain on sale and the discontinued operations, the Partnership's loss from continuing operations for the year ended December 31, 2004 was approximately $23,000, compared to income from continuing operations of approximately $36,000 for the corresponding period in 2003. The decrease in income from continuing operations for the year ended December 31, 2004 is due to a decrease in total revenues partially offset by a slight decrease in total expenses. The decrease in total revenues is due to a decrease in rental income partially offset by an increase in other income. Rental income decreased due to decreases in occupancy and the average rental rate at Lakewood Apartments. Other income increased due to increases in lease cancellation fees and utility reimbursements, partially offset by a decrease in late charges.

Total expenses decreased for the year ended December 31, 2004 due to decreases in general and administrative and property tax expenses partially offset by an increase in operating expenses. Property tax expense decreased due to a decrease in the assessed value of the investment property. Operating expenses increased due to an increase in maintenance expense. Maintenance expense increased due to an increase in contract labor at the investment property.

General and administrative expense decreased due to a decrease in management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2004, the Partnership had cash and cash equivalents of approximately $228,000 compared to approximately $288,000 at December 31, 2003. Cash and cash equivalents decreased approximately $60,000, from December 31, 2003, due to approximately $4,363,000 of cash used in financing activities partially offset by approximately $156,000 of cash provided by operating activities and approximately $4,147,000 of cash provided by investing activities. Cash used in financing activities consisted of the repayment of the mortgage encumbering Lake Meadows Apartments, principal payments made on the mortgages encumbering the investment properties, and distributions to partners. Cash provided by investing activities consisted of net proceeds from the sale of Lake Meadows Apartments and the refund of restricted escrows held by the mortgage lender for Lake Meadows Apartments partially offset by property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

During May 2003, the Partnership refinanced the first and second mortgages encumbering Lake Meadows Apartments. The refinancing replaced a first mortgage of $1,500,000 and a second mortgage of $54,000 with a new mortgage of $2,096,000. Total capitalized loan costs were approximately $84,000 during the year ended December 31, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $42,000 due to the write-off of unamortized loan costs on the old loans, which is included in (loss) income from discontinued operations.

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

As of June 1, 2003, the loan on Lake Meadows Apartments was transferred to a different lender. The credit facility ("Permanent Credit Facility") with the new lender had a maturity date of September 1, 2007 with an option for the Partnership to elect one five-year extension. This Permanent Credit Facility also created separate loans for each property refinanced thereunder, which loans were not cross-collaterilized or cross-defaulted with each other. Each note under this Permanent Credit Facility is initially a variable rate loan, and after three years the Partnership has the option of converting the note to a fixed rate loan. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points, and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed by the Permanent Credit Facility. The loans may be repaid without penalty. The Partnership repaid this loan during June 2004 from the proceeds of the sale of Lake Meadows Apartments.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Lakewood Apartments of approximately $4,927,000 matures in January 2022, at which time the loan is scheduled to be fully amortized.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2004 and 2003 (in thousands, except per unit data):

                                         Per Limited                      Per Limited
                        Year Ended       Partnership      Year Ended      Partnership
                    December 31, 2004       Unit       December 31, 2003      Unit

Operations (1)             $ 61            $ 4.75            $ 112           $ 8.77
Refinancing (2)               --               --              459            36.62
Sale (3)                   2,087            166.28              --               --
                          $2,148           $171.03           $ 571           $45.39

(1) Includes approximately $1,000 and $2,000 for the years ended December 31, 2004 and 2003, respectively, distributed to the General Partner of the majority owned sub-tier limited partnership.

(2)   Proceeds from the refinancing of Lake Meadows Apartments in May 2003.

(3)   Proceeds from the sale of Lake Meadows Apartments in June 2004.

Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in the year 2005 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,380 limited partnership units (the "Units") in the Partnership representing 51.35% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.35% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Real property investment is subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment property. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's asset.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Item 7.     Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheet - December 31, 2004

      Consolidated Statements of Operations - Years ended December 31, 2004 and 2003

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2004 and 2003

      Consolidated Statements of Cash Flows - Years ended December 31, 2004 and 2003

      Notes to Consolidated Financial Statements

           Report of Independent Registered Public Accounting Firm



The Partners
Angeles Opportunity Properties, Ltd.


We have audited the accompanying consolidated balance sheet of Angeles Opportunity Properties, Ltd. as of December 31, 2004, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Opportunity Properties, Ltd. at December 31, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 21, 2005

                      ANGELES OPPORTUNITY PROPERTIES, LTD.
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2004


Assets
   Cash and cash equivalents                                                 $ 228
   Receivables and deposits                                                      24
   Other assets                                                                 201
   Investment property (Notes B, E and F):
      Land                                                     $ 540
      Buildings and related personal property                   6,284
                                                               6,824
      Less accumulated depreciation                            (3,048)        3,776
                                                                            $ 4,229

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 29
   Tenant security deposit liabilities                                           30
   Due to affiliates                                                             18
   Accrued property taxes                                                       190
   Other liabilities                                                            101
   Mortgage note payable (Note B)                                             4,927

Partners' Deficit
   General partner                                             $ (170)
   Limited partners (12,425 units issued and
      outstanding)                                               (896)       (1,066)
                                                                            $ 4,229

        See Accompanying Notes to Consolidated Financial Statements

                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)

                                                           Years Ended December 31,
                                                              2004         2003
                                                                        (restated)
Revenues:
  Rental income                                              $ 1,534      $ 1,623
  Other income                                                   216          190
      Total revenues                                           1,750        1,813

Expenses:
  Operating                                                      848          820
  General and administrative                                     120          135
  Depreciation                                                   254          252
  Interest                                                       363          372
  Property taxes                                                 188          198
      Total expenses                                           1,773        1,777

(Loss) income from continuing operations                         (23)          36
(Loss) income from discontinued operations (Note A)              (16)         109
Gain on sale of discontinued operations (Note F)               2,473           --
Net income (Note C)                                          $ 2,434       $ 145

Net income allocated to general partner (1%)                  $ 24          $ 1
Net income allocated to limited partners (99%)                 2,410          144
                                                             $ 2,434       $ 145
Per limited partnership unit:
(Loss) income from continuing operations                     $ (1.83)     $ 2.87
(Loss) income from discontinued operations                     (1.28)        8.72
Gain on sale of discontinued operations                       197.07           --
                                                             $193.96      $ 11.59

Distributions per limited partnership unit                   $171.03      $ 45.39

        See Accompanying Notes to Consolidated Financial Statements

                      ANGELES OPPORTUNITY PROPERTIES, LTD.

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)

                                         Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Original capital contributions            12,425        $ 1       $12,425    $12,426

Partners' deficit at
   December 31, 2002                      12,425      $ (165)     $ (761)     $ (926)

Distributions to partners                     --           (7)       (564)      (571)

Net income for the year ended
   December 31, 2003                          --            1         144        145

Partners' deficit at
   December 31, 2003                      12,425         (171)     (1,181)    (1,352)

Distributions to partners                     --          (23)     (2,125)    (2,148)

Net income for the year ended
   December 31, 2004                          --           24       2,410      2,434

Partners' deficit at
   December 31, 2004                      12,425      $ (170)     $ (896)    $(1,066)

        See Accompanying Notes to Consolidated Financial Statements

                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                              Years Ended December 31,
                                                                  2004        2003
Cash flows from operating activities:
  Net income                                                    $ 2,434       $ 145
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Gain on sale of investment property                         (2,473)          --
     Depreciation                                                   301          358
     Amortization of loan costs                                      20           25
     Bad debt expense                                               115          122
     Loss on early extinguishment of debt                            64           42
     Change in accounts:
      Receivables and deposits                                     (109)        (119)
      Other assets                                                    2          (16)
      Accounts payable                                              (24)         (13)
      Tenant security deposit liabilities                           (16)          13
      Accrued property taxes                                        (98)         (12)
      Other liabilities                                             (47)          47
      Due to affiliates                                             (13)          31
        Net cash provided by operating activities                   156          623

Cash flows from investing activities:
  Net proceeds from sale of investment property                   4,212           --
  Property improvements and replacements                           (160)        (177)
  Net withdrawals from (deposits to) restricted escrows              95          (56)
       Net cash provided by (used in) investing activities        4,147         (233)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (170)        (173)
  Repayment of mortgage note payable                             (2,045)      (1,554)
  Proceeds from mortgage note payable                                --        2,096
  Loan costs paid                                                    --          (84)
  Distributions to partners                                      (2,148)        (571)
  Advances from affiliates                                           --          117
  Repayment of advances from affiliates                              --         (117)
       Net cash used in financing activities                     (4,363)        (286)

Net (decrease) increase in cash and cash equivalents                (60)         104

Cash and cash equivalents at beginning of the year                  288          184

Cash and cash equivalents at end of the year                     $ 228        $ 288

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 376        $ 451

        See Accompanying Notes to Consolidated Financial Statements

                      ANGELES OPPORTUNITY PROPERTIES, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004


Note A - Organization and Significant Accounting Policies

Organization: Angeles Opportunity Properties, Ltd. (the "Partnership" or "Registrant") is a California limited partnership organized in June 1984 to operate and hold residential and commercial real estate properties. The Partnership's general partner is Angeles Realty Corporation II ("ARC II" or the "General Partner"), which is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership will terminate on December 31, 2035, unless terminated prior to such date. As of December 31, 2004, the Partnership operates one residential property located in Texas.

Basis of Presentation: In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the consolidated statement of operations for the year ended December 31, 2003 has been restated to reflect the operations of Lake Meadows Apartments as (loss) income from discontinued operations due to its sale in June 2004.

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

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the investment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985 and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the alternative depreciation system is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years, and (3) land improvements over 15 years.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $219,000 at December 31, 2004 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Investment Property: Investment property consists of one-apartment complex and is stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership capitalizes all expenditures in excess of $250 that clearly relate to the acquisition and installation of real and personal property components. These expenditures include costs incurred to replace existing property components, costs incurred to add a material new feature to a property, and costs that increase the useful life or service potential of a property component. These capitalized costs are depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2004 or 2003.

Deferred Costs: Loan costs of approximately $170,000, net of accumulated amortization of approximately $29,000, are included in other assets in the accompanying consolidated balance sheet. The loan costs are amortized over the term of the related loan agreement. Amortization expense for the years ended December 31, 2004 and 2003 was approximately $20,000 and $25,000, respectively, and is included in interest expense and (loss) income from discontinued operations on the accompanying consolidated statements of operations. Amortization expense is expected to be approximately $10,000 for the years 2005 through 2009.

Leasing   commissions  and  other  direct  costs  incurred  in  connection  with successful leasing efforts are deferred and amortized over the terms of the related leases. Amortization of these costs is included in operating expenses.

Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged their space and is current on their rental payments.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

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

Advertising Costs: Advertising costs of approximately $56,000 in 2004 and $60,000 in 2003 are charged to expense as incurred and are included in operating expenses and (loss) income from discontinued operations.

Reclassifications: Certain 2003 balances have been reclassified to conform with the 2004 presentation.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximates their fair values due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Note B - Mortgage Note Payable

The principal terms of mortgage note payable is as follows:


                         Principal      Monthly                           Principal
                         Balance At     Payment    Stated                  Balance
                        December 31,   Including  Interest   Maturity      Due At
Property                    2004       Interest     Rate       Date       Maturity
                             (in thousands)                            (in thousands)
Lakewood
  1st mortgage             $4,927        $ 41       7.05%    01/2022        $ --

The mortgage note payable is a fixed rate mortgage that is non-recourse and is secured by a pledge of the Partnership's rental property and by a pledge of revenues from the rental property. The mortgage note payable includes a prepayment penalty if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

During May 2003, the Partnership refinanced the first and second mortgages encumbering Lake Meadows Apartments. The refinancing replaced a first mortgage of $1,500,000 and a second mortgage of $54,000 with a new mortgage of $2,096,000. Total capitalized loan costs were approximately $84,000 during the year ended December 31, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $42,000 due to the write-off of unamortized loan costs on the old loans, which is included in (loss) income from discontinued operations.

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

As of June 1, 2003, the loan on Lake Meadows Apartments was transferred to a different lender. The credit facility ("Permanent Credit Facility") with the new lender had a maturity date of September 1, 2007 with an option for the Partnership to elect one five-year extension. This Permanent Credit Facility also created separate loans for each property refinanced thereunder, which loans were not cross-collaterilized or cross-defaulted with each other. Each note under this Permanent Credit Facility is initially a variable rate loan, and after three years the Partnership has the option of converting the note to a fixed rate loan. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points, and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed by the Permanent Credit Facility. The loans may be repaid without penalty. The Partnership repaid this loan during June 2004 from the proceeds of the sale of Lake Meadows Apartments.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2004, are as follows (in thousands):

                                   2005          $ 154
                                   2006             166
                                   2007             178
                                   2008             191
                                   2009             205
                                Thereafter        4,033
                                                $ 4,927

Note C - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                          2004          2003

Net income as reported                   $ 2,434       $ 145
Add (deduct):
     Depreciation differences                (34)          (7)
     Unearned income                         (41)          17
     Miscellaneous                          (109)          26

Federal taxable income                   $ 2,250       $ 181

Federal taxable income per limited
     Partnership unit                    $177.82      $ 14.40

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):

Net liabilities as reported              $(1,066)
Land and buildings                           241
Accumulated depreciation                     432
Syndication and distribution costs         1,838
Other                                         56

Net assets - Federal tax basis           $ 1,501

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $104,000 and $127,000 for the years ended December 31, 2004 and 2003, respectively, which is included in operating expenses and (loss) income from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $76,000 and $87,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the General Partner of approximately $1,000 and $3,000, respectively. The construction management service fees are calculated based on a percentage of additions to the investment property. At December 31, 2004, approximately $18,000 in reimbursements was due to the General Partner and is included in due to affiliates on the accompanying consolidated balance sheet.

In connection with the refinancing of Lake Meadows Apartments in May 2003, the Partnership paid the General Partner a fee of approximately $21,000 pursuant to the Partnership Agreement. This fee was capitalized and was being amortized over the life of the loan. The unamortized balance was written off in June 2004 when the property was sold.

During the year ended December 31, 2003, an affiliate of the General Partner advanced the Partnership approximately $117,000 to assist in paying the property taxes of the two investment properties. These advances were repaid during the year ended December 31, 2003. Interest was charged at the prime rate plus 2%. Interest expense was approximately $2,000 for the year ended December 31, 2003. There were no such advances or repayments during the year ended December 31, 2004.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $34,000 and $32,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,380 limited partnership units (the "Units") in the Partnership representing 51.35% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.35% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note E - Investment Property and Accumulated Depreciation


                                                Initial Cost
                                               To Partnership
                                               (in thousands)

                                                       Buildings           Cost
                                                      and Related      Capitalized
                                                        Personal      Subsequent to
     Description          Encumbrance       Land        Property       Acquisition
                        (in thousands)                                (in thousands)

Lakewood                    $ 4,927         $ 483       $ 3,491          $ 2,850



                    Gross Amount At Which Carried
                         At December 31, 2004
                            (in thousands)
                               Buildings
                              And Related
                               Personal               Accumulated      Date     Depreciable
Description          Land      Property     Total     Depreciation   Acquired   Life-Years
                                                     (in thousands)

Lakewood             $ 540      $6,284      $6,824       $3,048      11/01/89      5-40

The depreciable lives for buildings and building components are for 10 to 40 years. The depreciable lives for related personal property are for 5 to 7 years.

Reconciliation of "Investment Property and Accumulated Depreciation":

                                                Years Ended December 31,
                                                  2004            2003
                                                     (in thousands)
Investment Properties
Balance at beginning of year                     $9,546          $9,369
  Property improvements and replacements            160             177
   Sale of investment property                   (2,882)             --
Balance at end of year                           $6,824          $9,546

Accumulated Depreciation
Balance at beginning of year                     $3,930          $3,572
  Additions charged to expense                      301             358
  Sale of investment property                    (1,183)             --
Balance at end of year                           $3,048          $3,930

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2004 and 2003 is approximately $7,065,000 and $9,745,000, respectively. Accumulated depreciation for Federal income tax purposes at December 31, 2004 and 2003, is approximately $2,616,000 and $3,342,000, respectively.

Note F - Sale of Discontinued Operations

On June 25, 2004, the Partnership sold Lake Meadows Apartments to a third party for net proceeds of approximately $4,212,000 after payment of closing costs. The Partnership realized a gain of approximately $2,473,000 as a result of the sale. The Partnership used approximately $2,045,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $64,000 as a result of unamortized loan costs being written off. This amount is included in (loss) income from discontinued operations. Included in (loss) income from discontinued operations for the years ended December 31, 2004 and 2003 is approximately $360,000 and $781,000, respectively, of revenue generated by the property.

Note G - Contingencies

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

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership and operation of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the General Partner believes that these measures will eliminate, or at least minimize, the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's financial condition or results of operations.

SEC Investigation

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8b.    Other Information

            None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The names of the directors and executive officers of Angeles Realty Corporation II ("ARC II"), the Partnership's General Partner, their ages and the nature of all positions with ARC II presently held by them are as follows:

Name                        Age    Position

Martha L. Long               45    Director and Senior Vice President
Harry G. Alcock              42    Director and Executive Vice President
Miles Cortez                 61    Executive Vice President, General Counsel
                                     and Secretary
Patti K. Fielding            41    Executive Vice President
Paul J. McAuliffe            48    Executive Vice President and Chief
                                     Financial Officer
Thomas M. Herzog             42    Senior Vice President and Chief Accounting
                                     Officer
Stephen B. Waters            43    Vice President

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

Harry G. Alcock was appointed as a Director of the General Partner in October 2004 and was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000.

Stephen B. Waters was appointed Vice President of the General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999. Mr. Waters has responsibilities for real estate and partnership accounting with AIMCO.

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

Item 10.    Executive Compensation

None of the directors and officers of the General Partner received any remuneration from the Partnership during the year ended December 31, 2004.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2004.

Entity                                  Number of Units      Percentage

AIMCO IPLP, L.P.                               405              3.26%
  (an affiliate of AIMCO)
Cooper River Properties, LLC                   969              7.80%
  (an affiliate of AIMCO)
AIMCO Properties, L.P.                       5,006             40.29%
  (an affiliate of AIMCO)

Cooper River Properties, LLC and AIMCO IPLP, L.P. are indirectly and ultimately owned by AIMCO. Their business addresses are 55 Beattie Place, Greenville, SC 29601.

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

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $104,000 and $127,000 for the years ended December 31, 2004 and 2003, respectively, which is included in operating expenses and (loss) income from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $76,000 and $87,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the General Partner of approximately $1,000 and $3,000, respectively. The construction management service fees are calculated based on a percentage of additions to the investment property. At December 31, 2004, approximately $18,000 in reimbursements was due to the General Partner and is included in due to affiliates on the accompanying consolidated balance sheet.

In connection with the refinancing of Lake Meadows Apartments in May 2003, the Partnership paid the General Partner a fee of approximately $21,000 pursuant to the Partnership Agreement. This fee was capitalized and was being amortized over the life of the loan. The unamortized balance was written off in June 2004 when the property was sold.

During the year ended December 31, 2003, an affiliate of the General Partner advanced the Partnership approximately $117,000 to assist in paying the property taxes of the two investment properties. These advances were repaid during the year ended December 31, 2003. Interest was charged at the prime rate plus 2%. Interest expense was approximately $2,000 for the year ended December 31, 2003. There were no such advances or repayments during the year ended December 31, 2004.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $34,000 and $32,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,380 limited partnership units (the "Units") in the Partnership representing 51.35% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.35% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

                                     PART IV

Item 13.    Exhibits

            See Exhibit Index attached.

Item 14.    Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $36,000 for both 2004 and 2003. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $9,000 and $7,000 for 2004 and 2003, respectively.

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


                                    Date: March 25, 2005


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/Harry G. Alcock            Director and Executive    Date: March 25, 2005
Harry G. Alcock               Vice President


/s/Martha L. Long             Director and Senior Vice  Date: March 25, 2005
Martha L. Long                President


/s/Stephen B. Waters          Vice President            Date: March 25, 2005
Stephen B. Waters

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

Date:  March 25, 2005

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

Date:  March 25, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of Angeles
                                    Realty Corporation II,
                                    equivalent of the chief
                                    financial officer of the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Angeles Opportunity Properties, Ltd (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 25, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  March 25, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.