Form 10QSB
period 2005-06-30
ANGELES OPPORTUNITY PROPERTIES LTD
filed 2005-08-15
CIK 789282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2005


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

                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS



                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2005



Assets
   Cash and cash equivalents                                                  $ 99
   Receivables and deposits                                                      21
   Other assets                                                                 228
   Investment property:
      Land                                                     $ 540
      Buildings and related personal property                   7,016
                                                                7,556
      Less accumulated depreciation                            (3,171)        4,385

                                                                            $ 4,733
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 93
   Tenant security deposit liabilities                                           32
   Accrued property taxes                                                       100
   Due to affiliates (Note B)                                                   741
   Other liabilities                                                            107
   Mortgage note payable                                                      4,851

Partners' Deficit:
   General partner                                             $ (171)
   Limited partners (12,425 units issued and
      outstanding)                                             (1,020)       (1,191)

                                                                            $ 4,733

         See Accompanying Notes to Consolidated Financial Statements

                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                   Three Months Ended        Six Months Ended
                                                        June 30,                 June 30,
                                                    2005         2004        2005        2004
Revenues:
  Rental income                                    $ 350        $ 392       $ 711       $ 784
  Other income                                         43           51          85         106
    Total revenues                                    393          443         796         890

Expenses:
  Operating                                           249          238         468         414
  General and administrative                           33           34          52          66
  Depreciation                                         62           65         123         129
  Interest                                             88           91         177         183
  Property taxes                                       50           51         101         100
    Total expenses                                    482          479         921         892

Loss from continuing operations                       (89)         (36)       (125)         (2)
Loss from discontinued operations
  (Notes A & C)                                        --          (50)         --         (16)
Gain on sale of discontinued operations
  (Note C)                                             --        2,410          --       2,410

Net (loss) income                                  $ (89)      $ 2,324      $ (125)    $ 2,392

Net (loss) income allocated to general
  partner (1%)                                      $ (1)        $ 23        $ (1)       $ 24
Net (loss) income allocated to limited
  partners (99%)                                      (88)       2,301        (124)      2,368

                                                   $ (89)      $ 2,324      $ (125)    $ 2,392
Per limited partnership unit:
  Loss from continuing operations                 $ (7.08)     $ (2.86)    $ (9.98)    $ (0.16)
  Loss from discontinued operations                    --        (3.98)         --       (1.29)
  Gain on sale of discontinued operations              --       192.03          --      192.03

                                                  $ (7.08)     $ 185.19    $ (9.98)    $190.58

Distributions per limited partnership unit          $ --         $ --        $ --       $ 4.75


         See Accompanying Notes to Consolidated Financial Statements

                      ANGELES OPPORTUNITY PROPERTIES, LTD.

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners     Total

Original capital contributions         12,425          $ 1        $12,425    $12,426

Partners' deficit at
   December 31, 2004                   12,425         $ (170)     $ (896)    $(1,066)

Net loss for the six months
   ended June 30, 2005                     --             (1)        (124)      (125)

Partners' deficit
   at June 30, 2005                    12,425         $ (171)     $(1,020)   $(1,191)

         See Accompanying Notes to Consolidated Financial Statements

                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                    Six Months Ended
                                                                        June 30,
                                                                    2005         2004
Cash flows from operating activities:
  Net (loss) income                                                $ (125)      $ 2,392
  Adjustments to reconcile net (loss) income to net cash
   used in operating activities:
     Bad debt expense                                                   25           60
     Depreciation                                                      123          176
     Loss on early extinguishment of debt                               --           71
     Amortization of loan costs                                          5           15
     Gain on sale of investment property                                --       (2,410)
     Change in accounts:
      Receivables and deposits                                         (22)        (125)
      Other assets                                                     (32)         (33)
      Accounts payable                                                  64           16
      Due to affiliates                                                 19           16
      Tenant security deposit liabilities                                2          (15)
      Accrued property taxes                                           (90)        (187)
      Other liabilities                                                  6          (32)
         Net cash used in operating activities                         (25)         (56)

Cash flows from investing activities:
  Net proceeds from sale of investment property                         --        4,212
  Property improvements and replacements                              (732)         (73)
  Net withdrawals from restricted escrows                               --           95
         Net cash (used in) provided by investing activities          (732)       4,234

Cash flows from financing activities:
  Payments on mortgage notes payable                                   (76)         (97)
  Distributions to partners                                             --          (60)
  Repayment of mortgage notes payable                                   --       (2,045)
  Advances from affiliates                                             704           --
         Net cash provided by (used in) financing activities           628       (2,202)

Net (decrease) increase in cash and cash equivalents                  (129)       1,976
Cash and cash equivalents at beginning of period                       228          288

Cash and cash equivalents at end of period                          $ 99        $ 2,264

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 173        $ 199


         See Accompanying Notes to Consolidated Financial Statements

                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Opportunity Properties, Ltd. (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "General Partner" and a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the consolidated statements of operations for the three and six months ended June 30, 2004 reflect the operations of Lake Meadows Apartments as loss from discontinued operations due to the sale of the property in June 2004.

Certain  2004  balances  have  been   reclassified  to  conform  with  the  2005
presentation.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $40,000 and $62,000 for the six months ended June 30, 2005 and 2004, which is included in operating expenses and loss from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $30,000 and $41,000 for the six months ended June 30, 2005 and 2004, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for both the six months ended June 30, 2005 and 2004 are fees related to construction management services provided by an affiliate of the General Partner of approximately $1,000. The construction management service fees are calculated based on a percentage of additions to the investment property. At June 30, 2005, approximately $37,000 in reimbursements was due to the General Partner and is included in due to affiliates on the accompanying consolidated balance sheet.

Pursuant to the Partnership Agreement, during the six months ended June 30, 2005 an affiliate of the General Partner advanced the Partnership approximately $704,000 to fund capital improvements and operating expenses at the investment property.

There were no such advances during the six months ended June 30, 2004. Interest on advances is charged at the prime rate plus 2% or 8.25% at June 30, 2005. No interest was charged during the six months ended June 30, 2005 and 2004. At June 30, 2005, the Partnership owed approximately $704,000 of principal which is included in due to affiliates on the accompanying consolidated balance sheet. Subsequent to June 30, 2005, the General Partner advanced approximately $16,000 to the Partnership to fund capital improvements at the Partnership's investment property.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $26,000 and $34,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Sale of Discontinued Operations

On June 25, 2004, the Partnership sold Lake Meadows Apartments to a third party for net proceeds of approximately $4,212,000 after payment of closing costs. The Partnership realized a gain of approximately $2,410,000 as a result of the sale. The Partnership used approximately $2,045,000 of the net proceeds to repay the mortgage encumbering the property. In addition the Partnership recorded a loss on early extinguishment of debt of approximately $71,000 as a result of unamortized loan costs being written off and lender fees paid by the buyer. This amount is included in loss from discontinued operations in the accompanying consolidated statements of operations. In accordance with SFAS 144, the accompanying consolidated statements of operations for the three and six months ended June 30, 2004 reflect the operations of Lake Meadows Apartments as discontinued operations. Included in loss from discontinued operations for the three and six months ended June 30, 2004 is approximately $183,000 and $371,000, respectively, of revenue generated by the property.

Note D - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeal reversed the trial court's order striking the first amended complaint.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the General Partner believes that these measures will minimize the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") continues its formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation have included AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, tax credit transactions, and tender offers for limited partnership interests. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy for the property for the six months ended June 30, 2005 and 2004:

                                                Average Occupancy
      Property                                  2005          2004

      Lakewood Apartments                        83%          89%
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

Results from Operations

The Partnership's net loss for the three and six months ended June 30, 2005 was approximately $89,000 and $125,000, respectively, compared to net income of approximately $2,324,000 and $2,392,000 for the three and six months ended June 30, 2004, respectively. The decrease in net income for the three and six month periods is due to the recognition of a gain on the sale of Lake Meadows Apartments in 2004. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the consolidated statements of operations for the three and six months ended June 30, 2004 reflect the operations of Lake Meadows Apartments as loss from discontinued operations due to its sale in June 2004.

On June 25, 2004, the Partnership sold Lake Meadows Apartments to a third party for net proceeds of approximately $4,212,000 after payment of closing costs. The Partnership realized a gain of approximately $2,410,000 as a result of the sale. The Partnership used approximately $2,045,000 of the net proceeds to repay the mortgage encumbering the property. In addition the Partnership recorded a loss on early extinguishment of debt of approximately $71,000 as a result of unamortized loan costs being written off and lender fees paid by the buyer. This amount is included in loss from discontinued operations in the accompanying consolidated statements of operations. Included in loss from discontinued operations for the three and six months ended June 30, 2004 is approximately $183,000 and $371,000, respectively, of revenue generated by the property.

Excluding the gain on sale and loss from discontinued operations, the Partnership's loss from continuing operations for the three and six months ended June 30, 2005 was approximately $89,000 and $125,000, respectively, compared to loss from continuing operations of approximately $36,000 and $2,000 for the same periods in 2004. The increase in loss from continuing operations for the three months ended June 30, 2005 is due to a decrease in total revenues. Total expenses for the three month period remained relatively constant. The increase in loss from continuing operations for the six months ended June 30, 2005 is due to a decrease in total revenues and an increase in total expenses. Total revenues for both periods decreased due to decreases in rental and other income. Rental income decreased due to decreases in occupancy and the average rental rate at the investment property, partially offset by a decrease in bad debt expense. Other income decreased due to a decrease in lease cancellation fees.

Total expenses increased for the six months ended June 30, 2005 due to an increase in operating expense partially offset by a decrease in general and administrative expense. Operating expense increased due to increases in property and maintenance expenses. Property expense increased due to an increase in payroll and related benefits at the investment property. Maintenance expense increased due to an increase in contract labor at the investment property.

General and administrative expense decreased due to a decrease in management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the six months ended June 30, 2005 and 2004 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2005, the Partnership had cash and cash equivalents of approximately $99,000 compared to approximately $2,264,000 at June 30, 2004. Cash and cash equivalents decreased approximately $129,000, from December 31, 2004, due to approximately $25,000 and $732,000 of cash used in operating and investing activities, respectively, partially offset by approximately $628,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements. Cash provided by financing activities consisted of advances from an affiliate of the General Partner, partially offset by principal payments made on the mortgage encumbering the investment property. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the registrant and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for the Partnership's property are detailed below.

Lakewood Apartments

During the six months ended June 30, 2005, the Partnership completed approximately $732,000 of capital improvements at Lakewood Apartments, consisting primarily of structural upgrades, clubhouse renovations, swimming pool resurfacing, and air conditioning and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, from Partnership reserves or from advances from an affiliate of the General Partner. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Lakewood Apartments of approximately $4,851,000 matures in January 2022, at which time the loan is scheduled to be fully amortized.

The Partnership distributed the following amounts during the six months ended June 30, 2005 and 2004 (in thousands, except per unit data):

                                        Per Limited                       Per Limited
                     Six Months Ended   Partnership    Six Months Ended   Partnership
                      June 30, 2005         Unit        June 30, 2004         Unit

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,380 limited partnership units (the "Units") in the Partnership representing 51.35% of the outstanding Units at June 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.35% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeal reversed the trial court's order striking the first amended complaint.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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


                                    Date: August 15, 2005

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

      32.1 Certification of the equivalent of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  August 15, 2005

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

Date:  August 15, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice    President   of   Angeles    Realty
                                    Corporation  II,  equivalent  of the chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Opportunity Properties, Ltd. (the "Partnership"), for the quarterly period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 15, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 15, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.