Form 10QSB
period 2005-09-30
ANGELES OPPORTUNITY PROPERTIES LTD
filed 2005-11-14
CIK 789282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005


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

Indicate by check mark whether the  registrant  is a shell company (as defined
in rule 12b-2 of Exchange Act).   Yes  _    No _X_

                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS



                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2005



Assets
   Cash and cash equivalents                                                  $ 53
   Receivables and deposits                                                      22
   Other assets                                                                 220
   Investment property:
      Land                                                     $ 540
      Buildings and related personal property                   7,223
                                                               7,763
      Less accumulated depreciation                            (3,247)        4,516

                                                                            $ 4,811
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 57
   Tenant security deposit liabilities                                           35
   Accrued property taxes                                                       150
   Due to affiliates (Note B)                                                   951
   Other liabilities                                                             99
   Mortgage note payable                                                      4,812

Partners' Deficit:
   General partner                                             $ (172)
   Limited partners (12,425 units issued and
      outstanding)                                             (1,121)       (1,293)

                                                                            $ 4,811

         See Accompanying Notes to Consolidated Financial Statements

                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                            Three Months Ended         Nine Months Ended
                                              September 30,              September 30,
                                            2005          2004         2005          2004
Revenues:
  Rental income                             $ 339        $ 390        $ 1,050      $ 1,174
  Other income                                  39           47           124          153
    Total revenues                             378          437         1,174        1,327

Expenses:
  Operating                                    226          198           694          612
  General and administrative                    27           21            79           87
  Depreciation                                  76           64           199          193
  Interest                                     101           90           278          273
  Property taxes                                50           45           151          145
    Total expenses                             480          418         1,401        1,310

(Loss) income from continuing
  operations                                  (102)          19          (227)          17
Loss from discontinued operations
  (Note A and C)                                --           --            --          (16)
Gain on sale of discontinued
  operations (Note C)                           --           68            --        2,478
Net (loss) income                          $ (102)        $ 87        $ (227)      $ 2,479

Net (loss) income allocated to
  general partner (1%)                      $ (1)         $ 1          $ (2)         $ 25
Net (loss) income allocated to
  limited partners (99%)                      (101)          86          (225)       2,454
                                           $ (102)        $ 87        $ (227)      $ 2,479
Per limited partnership unit:
(Loss) income from continuing
  operations                               $ (8.13)      $ 1.53       $(18.11)      $ 1.37
Loss from discontinued operations               --           --            --        (1.28)
Gain on sale of discontinued
  operations                                    --         5.39            --       197.42
                                           $ (8.13)      $ 6.92       $(18.11)     $197.51
Distributions per limited
  partnership unit                          $ --        $166.28        $ --        $171.03

         See Accompanying Notes to Consolidated Financial Statements

                      ANGELES OPPORTUNITY PROPERTIES, LTD.

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners     Total

Original capital contributions         12,425          $ 1        $12,425    $12,426

Partners' deficit at
   December 31, 2004                   12,425         $ (170)     $ (896)    $(1,066)

Net loss for the nine months
   ended September 30, 2005                --             (2)        (225)      (227)

Partners' deficit at
   September 30, 2005                  12,425         $ (172)     $(1,121)   $(1,293)

         See Accompanying Notes to Consolidated Financial Statements

                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                      2005    2004
Cash flows from operating activities:
  Net (loss) income                                                $ (227)     $ 2,479
  Adjustments to reconcile net (loss) income to net
   cash (used in) provided by operating activities:
     Bad debt expense                                                  35           80
     Depreciation                                                     199          240
     Loss on early extinguishment of debt                              --           71
     Amortization of loan costs                                         7           17
     Gain on sale of investment property                               --       (2,478)
     Change in accounts:
      Receivables and deposits                                        (33)         (83)
      Other assets                                                    (26)         (22)
      Accounts payable                                                (29)         (23)
      Due to affiliates                                                45          (31)
      Tenant security deposit liabilities                               5          (15)
      Accrued property taxes                                          (40)        (141)
      Other liabilities                                                (2)         (44)
         Net cash (used in) provided by operating activities          (66)          50

Cash flows from investing activities:
  Net proceeds from sale of investment property                        --        4,212
  Property improvements and replacements                             (790)        (125)
  Net withdrawals from restricted escrows                              --           95
         Net cash (used in) provided by investing activities         (790)       4,182

Cash flows from financing activities:
  Payments on mortgage notes payable                                 (115)        (133)
  Distributions to partners                                            --       (2,148)
  Repayment of mortgage note payable                                   --       (2,045)
  Advances from affiliates                                            796           --
         Net cash provided by (used in) financing activities          681       (4,326)

Net decrease in cash and cash equivalents                            (175)         (94)

Cash and cash equivalents at beginning of period                      228          288

Cash and cash equivalents at end of period                          $ 53        $ 194

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 261        $ 288

Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts payable
   and due to affiliates                                           $ 149        $ --


         See Accompanying Notes to Consolidated Financial Statements

                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Opportunity Properties, Ltd. (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "General Partner" and a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the consolidated statements of operations for the nine months ended September 30, 2004 reflect the operations of Lake Meadows Apartments as loss from discontinued operations due to the sale of the property in June 2004.

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

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $58,000 and $84,000 for the nine months ended September 30, 2005 and 2004, which is included in operating expenses and loss from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $141,000 and $54,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the nine months ended September 30, 2005 and 2004 are fees related to construction management services provided by an affiliate of the General Partner of approximately $99,000 and $1,000, respectively. The construction management service fees are calculated based on a percentage of additions to the investment property. At September 30, 2005, approximately $144,000 in reimbursements was due to the General Partner and is included in due to affiliates on the accompanying consolidated balance sheet.

Pursuant to the Partnership Agreement, during the nine months ended September 30, 2005 an affiliate of the General Partner advanced the Partnership approximately $796,000 to fund capital improvements and operating expenses at the investment property. There were no such advances during the nine months ended September 30, 2004. Interest on advances is charged at the prime rate plus 2% or 8.75% at September 30, 2005. Interest of approximately $11,000 was charged during the nine months ended September 30, 2005. At September 30, 2005, the Partnership owed approximately $807,000 of principal and accrued interest which is included in due to affiliates on the accompanying consolidated balance sheet. Subsequent to September 30, 2005, the General Partner advanced approximately $53,000 to the Partnership to fund capital improvements at the Partnership's investment property.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $26,000 and $34,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Sale of Discontinued Operations

On June 25, 2004, the Partnership sold Lake Meadows Apartments to a third party for net proceeds of approximately $4,212,000 after payment of closing costs. The Partnership realized a gain of approximately $2,478,000 as a result of the sale. The additional gain of approximately $68,000 recorded during the three months ended September 30, 2004 was due to the write off of an accrual for additional sale related expenses that was not needed. The Partnership used approximately $2,045,000 of the net proceeds to repay the mortgage encumbering the property. In addition the Partnership recorded a loss on early extinguishment of debt of approximately $71,000 as a result of unamortized loan costs being written off and lender fees paid by the buyer. This amount is included in loss from discontinued operations in the accompanying consolidated statements of operations. In accordance with SFAS 144, the accompanying consolidated statements of operations for the three and nine months ended September 30, 2004 reflect the operations of Lake Meadows Apartments as discontinued operations. Included in loss from discontinued operations for the nine months ended September 30, 2004 is approximately $359,000 of revenues generated by the property.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court's order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy for the property for the nine months ended September 30, 2005 and 2004:

                                                Average Occupancy
      Property                                  2005          2004

      Lakewood Apartments                        82%          90%
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

Results from Operations

The Partnership's net loss for the three and nine months ended September 30, 2005 was approximately $102,000 and $227,000, respectively, compared to net income of approximately $87,000 and $2,479,000 for the three and nine months ended September 30, 2004, respectively. The decrease in net income for the three and nine month periods is due to the recognition of a gain on the sale of Lake Meadows Apartments in 2004. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the consolidated statements of operations for the nine months ended September 30, 2004 reflect the operations of Lake Meadows Apartments as loss from discontinued operations due to its sale in June 2004.

On June 25, 2004, the Partnership sold Lake Meadows Apartments to a third party for net proceeds of approximately $4,212,000 after payment of closing costs. The Partnership realized a gain of approximately $2,478,000 as a result of the sale. The additional gain of approximately $68,000 recorded during the three months ended September 30, 2004 was due to the write off of an accrual for additional sale related expenses that was not needed. The Partnership used approximately $2,045,000 of the net proceeds to repay the mortgage encumbering the property. In addition the Partnership recorded a loss on early extinguishment of debt of approximately $71,000 as a result of unamortized loan costs being written off and lender fees paid by the buyer. This amount is included in loss from discontinued operations in the accompanying consolidated statements of operations. In accordance with SFAS 144, the accompanying consolidated statements of operations for the nine months ended September 30, 2004 reflect the operations of Lake Meadows Apartments as discontinued operations. Included in loss from discontinued operations for the nine months ended September 30, 2004 is approximately $359,000 of revenues generated by the property.

Excluding the gain on sale and loss from discontinued operations, the Partnership's loss from continuing operations for the three and nine months ended September 30, 2005 was approximately $102,000 and $227,000 respectively, compared to income from continuing operations of approximately $19,000 and $17,000 for the same period in 2004. The decrease in income from continuing operations for the three and nine month periods is due to a decrease in total revenues and an increase in total expenses. Total revenues decreased due to decreases in rental and other income. Rental income decreased due to decreases in occupancy and the average rental rates, partially offset by a decrease in bad debt expense at the investment property. Other income decreased due to a decrease in lease cancellation fees.

Total expenses increased for the three and nine months ended September 30, 2005 due to an increase in operating, depreciation and interest expenses. Operating expense increased due to increases in property, administrative, and maintenance expenses. Property expense increased due to an increase in payroll and related benefits at the investment property. Administrative expense increased due to increases in phone sales and applicant screening. Maintenance expense increased due to an increase in contract labor at the investment property. Depreciation expense increased as a result of property improvements placed in service over the past twelve months. Interest expense increased due to an increase in interest on advances from an affiliate of the General Partner, partially offset by a decrease in interest expense on the mortgage encumbering the investment property as a result of regularly scheduled principal payments.

Included in general and administrative expenses for the three and nine months ended September 30, 2005 and 2004 are management reimbursements to the general partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2005, the Partnership had cash and cash equivalents of approximately $53,000 compared to approximately $194,000 at September 30, 2004. Cash and cash equivalents decreased approximately $175,000, from December 31, 2004, due to approximately $66,000 and $790,000 of cash used in operating and investing activities, respectively, partially offset by approximately $681,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements. Cash provided by financing activities consisted of advances from an affiliate of the General Partner, partially offset by principal payments made on the mortgage encumbering the investment property. The Partnership invests its working capital reserves in interest bearing accounts.

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

Lakewood Apartments

During the nine months ended  September  30,  2005,  the  Partnership  completed approximately $939,000 of capital improvements at Lakewood Apartments, consisting primarily of structural upgrades, clubhouse renovations, major landscaping, swimming pool resurfacing, and air conditioning, appliance, and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, from Partnership reserves or from advances from an affiliate of the General Partner. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Lakewood Apartments of approximately $4,812,000 matures in January 2022, at which time the loan is scheduled to be fully amortized.

The Partnership distributed the following amounts during the nine months ended September 30, 2005 and 2004 (in thousands, except per unit data):

                                        Per Limited                       Per Limited
                    Nine months Ended   Partnership   Nine months Ended   Partnership
                    September 30, 2005      Unit      September 30, 2004      Unit

Operations                 $ --             $ --             $ 61            $ 4.75
Sale (1)                      --               --            2,087           166.28
                           $ --             $ --            $2,148          $171.03

(1) Proceeds from the sale of Lake Meadows Apartments in June 2004.

Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amounts due to the General Partner at September 30, 2005, it is not anticipated that the Partnership will make any distributions in the foreseeable future.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,380 limited partnership units (the "Units") in the Partnership representing 51.35% of the outstanding Units at September 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.35% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court's order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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


                                    Date: November 14, 2005

                      ANGELES OPPORTUNITY PROPERTIES, LTD.

                                  EXHIBIT INDEX


 Exhibit Number   Description of Exhibit


       3.1 Amendment Certificate and Agreement of the Limited Partnership filed in the Partnership's prospectus dated July 7, 1986, which is incorporated herein by reference.

      10.3 Joint Venture Agreement - Lakewood Project Joint Venture filed in Form 8K dated December 31, 1990, and is incorporated herein by reference.

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

Date:  November 14, 2005

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

Date:  November 14, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice    President   of   Angeles    Realty
                                    Corporation  II,  equivalent  of the chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Opportunity Properties, Ltd. (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 14, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 14, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.