Form 10KSB
period 2005-12-31
ANGELES OPPORTUNITY PROPERTIES LTD
filed 2006-03-28
CIK 789282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission file number 0-16116

ANGELES OPPORTUNITY PROPERTIES, LTD.

(Name of small business issuer in its charter)

California	95-4052473
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, PO Box 1089

Greenville, South Carolina  29602

(Address of principal executive offices)

Issuer's telephone number    (864) 239-1000

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Units of Limited Partnership Interest

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $1,593,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2005.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

PART I

Item 1.

Description of Business

Angeles Opportunity Properties, Ltd. (the "Partnership" or "Registrant") is a publicly held limited partnership organized under the California Uniform Limited Partnership Act pursuant to a Certificate of Agreement of Limited Partnership (hereinafter referred to as the "Partnership Agreement") dated June 29, 1984, as amended.  The Partnership's general partner is Angeles Realty Corporation II, (the "General Partner"), a California corporation. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035 unless terminated prior to such date.

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

The Partnership, through its public offering of Limited Partnership units, sold 12,425 units aggregating $12,425,000.  The General Partner contributed capital in the amount of $1,000 for a 1% interest in the Partnership.  Since its initial offering, the Partnership has not received, nor are the limited partners required to make, additional capital contributions. The General Partner of the Partnership intends to maximize the operating results and, ultimately, the net realizable value of the Partnership's property in order to achieve the best possible return for the investors. Such results may best be achieved by holding and operating the property or through a property sale or exchange, refinancing, debt restructuring or relinquishment of the asset. The Partnership evaluates its holding periodically to determine the most appropriate strategy for the asset.

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses.  Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped.  These and other Federal, state and local laws may require modifications to the Partnership's property, or restrict renovations of the property.  Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the General Partner believes that the Partnership’s property is substantially in compliance with the present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland Security, could have a negative effect on rent and occupancy levels at the Partnership’s property. The effect that future terrorist activities or threats of such activities could have on the Partnership’s operations is uncertain and unpredictable. If the Partnership were to incur a loss at the property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property.

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

On June 25, 2004, the Partnership sold Lake Meadows Apartments to a third party for net proceeds of approximately $4,212,000 after payment of closing costs.  The Partnership realized a gain of approximately $2,473,000 as a result of the sale. The Partnership used approximately $2,045,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $64,000 as a result of unamortized loan costs being written off and lender fees paid by the buyer. This amount is included in loss from discontinued operations. Included in loss from discontinued operations for the year ended December 31, 2004 is approximately $360,000 of revenues generated by the property.

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Lakewood
Apartments	$7,974	$3,322	5-40 yrs	S/L	$5,286

See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation and capitalization policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2005	Rate(1)	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)
Lakewood Apartments
1st mortgage	$4,772	7.05%	240 months	01/2022	$ --

(1)

Fixed rate mortgage.

(2)

See "Item 7. Financial Statements - Note B" for information with respect to the Partnership's ability to prepay this loan and other specific details about the loan.

Schedule of Rental Rate and Occupancy

Average annual rental rate and occupancy for 2005 and 2004 for the property is as follows:

	Average Annual		Average Annual
	Rental Rate		Occupancy
	(per unit)
Property	2005	2004	2005	2004

Lakewood Apartments	$6,885	$7,118	84%	90%

(1)

The General Partner attributes the decrease in occupancy at Lakewood Apartments to increased competition in the area.

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

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 2005 for the property is as follows:

	2005	2005
	Billing	Rate
	(in thousands)

Lakewood Apartments	$206	3.06%

Capital Improvements

Lakewood Apartments

During the year ended December 31, 2005, the Partnership completed approximately $1,150,000 of capital improvements at Lakewood Apartments, consisting primarily of clubhouse renovations, swimming pool resurfacing, kitchen and bath resurfacing, major landscaping, interior painting and appliance, air conditioning unit, wood, and floor covering replacements.  These improvements were funded from operating cash flow and advances from an affiliate of the General Partner.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, advances from an affiliate of the General Partner, or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matters through the solicitation of proxies or otherwise during the quarter ended December 31, 2005.

PART II

Item 5.

Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 12,425 limited partnership units (the "Units") during its offering period through June 25, 1988.  As of December 31, 2005, there are 12,425 Units issued and outstanding held by 880 Limited Partners of record. Affiliates of the General Partner owned 6,380 units or 51.35% at December 31, 2005. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2005 and 2004 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2005	Unit	December 31, 2004	Unit

Operations (1)	$ --	$ --	$ 61	$ 4.75
Sale (2)	--	--	2,087	166.28
	$ --	$ --	$2,148	$171.03

(1)

Includes approximately $1,000 for the year ended December 31, 2004 distributed to the General Partner of the majority owned sub-tier limited partnership.

(2)

Proceeds from the sale of Lake Meadows Apartments in June 2004.

Future cash distributions will depend on the levels of cash generated from operations and the timing of debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amounts accrued and payable to affiliates of the General Partner at December 31, 2005, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2006 or subsequent periods. See “Item 2. Description of Property – Capital Improvements” for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,380 Units in the Partnership representing 51.35% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.35% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 6.

Management's Discussion and Analysis or Plan of Operation

This item should be read with the consolidated financial statements and other items contained elsewhere in this report.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on the mortgage loan, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership's net loss for the year ended December 31, 2005 was approximately $407,000, compared to net income of approximately $2,434,000 for the year ended December 31, 2004. The decrease in net income for the year ended December 31, 2005 is primarily due to the recognition of a gain on the sale of Lake Meadows Apartments during 2004.

On June 25, 2004, the Partnership sold Lake Meadows Apartments to a third party for net proceeds of approximately $4,212,000 after payment of closing costs.  The Partnership realized a gain of approximately $2,473,000 as a result of the sale.  The Partnership used approximately $2,045,000 of the net proceeds to repay the mortgage encumbering the property.  In addition the Partnership recorded a loss on early extinguishment of debt of approximately $64,000 as a result of unamortized loan costs being written off and lender fees paid by the buyer. This amount is included in loss from discontinued operations in the accompanying consolidated statement of operations.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the statement of operations for the year ended December 31, 2004 included in “Item 7. Financial Statements” reflects the operations of Lake Meadows Apartments as loss from discontinued operations. Included in loss from discontinued operations for the year ended December 31, 2004 is approximately $360,000 of revenues generated by the property.

The Partnership’s loss from continuing operations for the years ended December 31, 2005 and 2004 was approximately $407,000 and $23,000, respectively.  The increase in loss from continuing operations for the year ended December 31, 2005 is due to an increase in total expenses and a decrease in total revenues.  Total revenues decreased due to decreases in rental and other income.  Rental income decreased due to decreases in occupancy and the average rental rate partially offset by a decrease in bad debt expense at the investment property. Other income decreased due to decreases in lease cancellation fees, late charges, and utility payments from residents.

Total expenses increased due to increases in operating, depreciation, interest and property tax expenses, partially offset by a decrease in general and administrative expenses.  Operating expense increased due to increases in advertising, property, administrative, and maintenance expenses. Advertising expense increased due to increases in periodical and web advertising.   Property expense increased due to an increase in utility expenses and payroll and related benefits at the investment property.  Administrative expense increased due to increases in tenant application processing costs and computer maintenance and supplies.  Maintenance expense increased due to an increase in contract labor. Depreciation expense increased due to assets placed into service during the past twelve months, which are now being depreciated. Interest expense increased due to both an increase in the amount of advances and an increase in the interest rate on advances from an affiliate of the General Partner, partially offset by a decrease in interest expense on the mortgage encumbering the investment property as a result of regularly scheduled principal payments.  Property tax expense increased due to an increase in the assessed value of the investment property.

General and administrative expenses decreased for the year ended December 31, 2005 due to a decrease in the cost of services included in the management reimbursements charged by the General Partner as allowed under the Partnership Agreement as a result of the sale of Lake Meadows Apartments in 2004. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2005, the Partnership had cash and cash equivalents of approximately $42,000 compared to approximately $228,000 at December 31, 2004. The decrease in cash and cash equivalents of approximately $186,000 is due to approximately $992,000, of cash used in investing activities, partially offset by approximately $779,000 and $27,000 of cash provided by financing and operating activities, respectively. Cash used in investing activities consisted of property improvements and replacements.  Cash provided by financing activities consisted of advances received from an affiliate of the General Partner partially offset by principal payments on the mortgage encumbering the investment property. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.  Capital expenditures will be incurred only if cash is available from operations, advances from an affiliate of the General Partner, or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Lakewood Apartments of approximately $4,772,000 matures in January 2022, at which time the loan is scheduled to be fully amortized.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2005 and 2004 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2005	Unit	December 31, 2004	Unit

Operations (1)	$ --	$ --	$ 61	$ 4.75
Sale (2)	--	--	2,087	166.28
	$ --	$ --	$2,148	$171.03

(1)

Includes approximately $1,000 for the year ended December 31, 2004 distributed to the General Partner of the majority owned sub-tier limited partnership.

(2)

Proceeds from the sale of Lake Meadows Apartments in June 2004.

Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amounts accrued and payable to affiliates of the General Partner at December 31, 2005, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2006 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,380 limited partnership units (the "Units") in the Partnership representing 51.35% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.35% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements". The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership’s operating results and consolidated financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas.  The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment property.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could cause impairment of the Partnership’s asset.

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

Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2005

Consolidated Statements of Operations - Years ended December 31, 2005 and 2004

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2005 and 2004

Consolidated Statements of Cash Flows - Years ended December 31, 2005 and 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Angeles Opportunity Properties, Ltd.

We have audited the accompanying consolidated balance sheet of Angeles Opportunity Properties, Ltd. as of December 31, 2005, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Opportunity Properties, Ltd. at December 31, 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 6, 2006

ANGELES OPPORTUNITY PROPERTIES, LTD.

CONSOLIDATED BALANCE SHEET

(in thousands, except unit data)

December 31, 2005

Assets
Cash and cash equivalents		$ 42
Receivables and deposits		21
Other assets		202
Investment property (Notes B, E and F):
Land	$ 540
Buildings and related personal property	7,434
	7,974
Less accumulated depreciation	(3,322)	4,652
		$ 4,917

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 239
Tenant security deposit liabilities		36
Due to affiliates (Note D)		1,034
Accrued property taxes		206
Other liabilities		103
Mortgage note payable (Note B)		4,772

Partners' Deficit
General partner	$ (174)
Limited partners (12,425 units issued and
outstanding)	(1,299)	(1,473)
		$ 4,917

See Accompanying Notes to Consolidated Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2005	2004

Revenues:
Rental income	$ 1,438	$ 1,534
Other income	155	216
Total revenues	1,593	1,750

Expenses:
Operating	1,025	848
General and administrative	105	120
Depreciation	274	254
Interest	390	363
Property taxes	206	188
Total expenses	2,000	1,773

Loss from continuing operations	(407)	(23)
Loss from discontinued operations (Note A)	--	(16)
Gain on sale of discontinued operations (Note F)	--	2,473
Net (loss) income (Note C)	$ (407)	$ 2,434

Net (loss) income allocated to general partner (1%)	$ (4)	$ 24
Net (loss) income allocated to limited partners (99%)	(403)	2,410
	$ (407)	$ 2,434
Per limited partnership unit:
Loss from continuing operations	$(32.43)	$ (1.83)
Loss from discontinued operations	--	(1.28)
Gain on sale of discontinued operations	--	197.07
	$(32.43)	$193.96

Distributions per limited partnership unit	$ --	$171.03

See Accompanying Notes to Consolidated Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	12,425	$ 1	$12,425	$12,426

Partners' deficit at
December 31, 2003	12,425	$ (171)	$(1,181)	$(1,352)

Distributions to partners	--	(23)	(2,125)	(2,148)

Net income for the year ended
December 31, 2004	--	24	2,410	2,434

Partners' deficit at
December 31, 2004	12,425	(170)	(896)	(1,066)

Net loss for the year ended
December 31, 2005	--	(4)	(403)	(407)

Partners' deficit at
December 31, 2005	12,425	$ (174)	$(1,299)	$(1,473)

See Accompanying Notes to Consolidated Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2005	2004
Cash flows from operating activities:
Net (loss) income	$ (407)	$ 2,434
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Gain on sale of investment property	--	(2,473)
Depreciation	274	301
Amortization of loan costs	10	20
Bad debt expense	39	115
Loss on early extinguishment of debt	--	64
Change in accounts:
Receivables and deposits	(36)	(109)
Other assets	(11)	2
Accounts payable	52	(24)
Tenant security deposit liabilities	6	(16)
Accrued property taxes	16	(98)
Other liabilities	2	(47)
Due to affiliates	82	(13)
Net cash provided by operating activities	27	156

Cash flows from investing activities:
Net proceeds from sale of investment property	--	4,212
Property improvements and replacements	(992)	(160)
Net withdrawals from restricted escrows	--	95
Net cash (used in) provided by investing activities	(992)	4,147

Cash flows from financing activities:
Payments on mortgage notes payable	(155)	(170)
Repayment of mortgage note payable	--	(2,045)
Distributions to partners	--	(2,148)
Advances from affiliates	934	--
Net cash provided by (used in) financing activities	779	(4,363)

Net decrease in cash and cash equivalents	(186)	(60)

Cash and cash equivalents at beginning of the year	228	288

Cash and cash equivalents at end of the year	$ 42	$ 228

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 348	$ 376

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 158	$ --

See Accompanying Notes to Consolidated Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

Note A - Organization and Summary of Significant Accounting Policies

Organization: Angeles Opportunity Properties, Ltd. (the "Partnership" or "Registrant") is a California limited partnership organized in June 1984 to operate and hold residential and commercial real estate properties. The Partnership's general partner is Angeles Realty Corporation II ("ARC II" or the "General Partner"), which is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership will terminate on December 31, 2035, unless terminated prior to such date. As of December 31, 2005, the Partnership operates one residential property located in Texas.

Basis of Presentation: In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the consolidated statement of operations for the year ended December 31, 2004 reflects the operations of Lake Meadows Apartments as loss from discontinued operations due to its sale in June 2004.

Principles of Consolidation: The consolidated financial statements of the Partnership include its wholly owned interest in New Lake Meadows LP and its 99% limited partnership interest in Lakewood AOPL Ltd. The general partner of each of the consolidated partnerships may be removed by the Partnership, therefore, the partnerships are controlled and consolidated by the Partnership. All significant inter entity balances have been eliminated.

Use of Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocations to Partners:

Allocations of Profits, Gains and Losses - In accordance with the Partnership Agreement (the "Partnership Agreement"), any gain from the sale or other disposition of Partnership assets will be allocated first to the General Partner to the extent of the amount of any Incentive Interest (as defined below) to which the General Partner is entitled.  Any gain remaining after said allocation will be allocated to the Partners in proportion to their interests in the Partnership; provided that the gain shall first be allocated to Partners with negative account balances, in proportion to such balances, in an amount equal to the sum of such negative capital account balances.  The Partnership will allocate other profits and losses 1% to the General Partner and 99% to the Limited Partners.

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

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the investment property and related personal property.  For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985 and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27½ years and (2) personal property additions over 5 years.

Cash and Cash Equivalents:  Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $33,000 at December 31, 2005 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Investment Property:  Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress.  The Partnership did not capitalize any costs related to interest, property taxes, or operating costs during the years ended December 31, 2005 and 2004.  Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2005 and 2004.

Deferred Costs: Loan costs of approximately $199,000, net of accumulated amortization of approximately $39,000, are included in other assets in the accompanying consolidated balance sheet. The loan costs are amortized over the term of the related loan agreement. Amortization expense for the years ended December 31, 2005 and 2004 was approximately $10,000 and $20,000, respectively, and is included in interest expense and loss from discontinued operations on the accompanying consolidated statements of operations. Amortization expense is expected to be approximately $10,000 for the years 2006 through 2010.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses and loss from discontinued operations.

Security Deposits:  The Partnership requires security deposits from lessees for the duration of the lease.  The security deposits are refunded when the tenant vacates, provided the tenant has not damaged their space and is current on its rental payments.

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

Advertising Costs:  Advertising costs of approximately $57,000 and $56,000 for each of the years ended December 31, 2005 and 2004, respectively, are charged to expense as incurred and are included in operating expenses and loss from discontinued operations.

Fair Value of Financial Instruments:  SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximates their fair values due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt, at the Partnership’s incremental borrowing rate, approximates its carrying balance.

Recent Accounting Pronouncement:  In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Partnership does not anticipate that the adoption of SFAS No. 154 will have a material effect on the Partnership’s consolidated financial condition or results of operations.

Note B - Mortgage Note Payable

The principal term of the mortgage note payable is as follows:

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2005	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)
Lakewood Apartments
1st mortgage	$4,772	$ 41	7.05%	01/2022	$ --

The mortgage note payable is a fixed rate mortgage that is non-recourse and is secured by a pledge of the Partnership’s rental property and by a pledge of revenues from the rental property.  The mortgage note payable includes a prepayment penalty if repaid prior to maturity.  Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2005, are as follows (in thousands):

2006	$ 166
2007	178
2008	191
2009	205
2010	219
Thereafter	3,813
$ 4,772

Note C - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. The following is a reconciliation of reported net (loss) income and Federal taxable (loss) income (in thousands, except per unit data):

	2005	2004

Net (loss) income as reported	$ (407)	$ 2,434
Add (deduct):
Depreciation differences	(18)	(34)
Unearned income	16	(41)
Miscellaneous	(4)	(109)

Federal taxable (loss) income	$ (413)	$ 2,250

Federal taxable income per
limited partnership unit	$ 28.35	$177.82

For 2005, allocation under the Internal Revenue Code Section 704(b) result in the limited partners being allocated a non-pro rata amount of taxable income or loss.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):

Net liabilities as reported	$(1,473)
Land and buildings	220
Accumulated depreciation	414
Syndication and distribution costs	1,838
Other	89

Net assets - Federal tax basis	$ 1,088

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $77,000 and $104,000 for the years ended December 31, 2005 and 2004, respectively, which is included in operating expenses and loss from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $187,000 and $76,000 for the years ended December 31, 2005 and 2004, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the General Partner of approximately $130,000 and $1,000, respectively.  At December 31, 2005, approximately $67,000 in reimbursements was due to the General Partner and is included in due to affiliates on the accompanying consolidated balance sheet.

Pursuant to the Partnership Agreement, during the year ended December 31, 2005 an affiliate of the General Partner advanced the Partnership approximately $934,000 to fund capital improvements and operating expenses at the investment property. There were no such advances during the year ended December 31, 2004. Interest on advances is charged at the prime rate plus 2% or 9.25% at December 31, 2005. Interest of approximately $33,000 was charged during the year ended December 31, 2005. At December 31, 2005, the Partnership owed approximately $967,000 of principal and accrued interest, which is included in due to affiliates on the accompanying consolidated balance sheet.  Subsequent to December 31, 2005, the General Partner advanced approximately $436,000 to the Partnership to fund capital improvements at the Partnership’s investment property.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability, and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $27,000 and $34,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,380 limited partnership units (the "Units") in the Partnership representing 51.35% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.35% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note E – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrance	Land	Property	Acquisition
	(in thousands)			(in thousands)

Lakewood Apartments	$ 4,772	$ 483	$ 3,491	$ 4,000

Gross Amount At Which Carried
	At December 31, 2005
	(in thousands)
		Buildings
		And Related
		Related
		Personal		Accumulated	Date	Depreciable
Description	Land	Property	Total	Depreciation	Acquired	Life-Years
				(in thousands)

Lakewood Apartments	$ 540	$7,434	$7,974	$3,322	11/01/89	5-40

Reconciliation of "Investment Property and Accumulated Depreciation":

	Years Ended December 31,
	2005	2004
	(in thousands)
Investment Property
Balance at beginning of year	$6,824	$9,546
Property improvements and replacements	1,150	160
Sale of investment property	--	(2,882)
Balance at end of year	$7,974	$6,824

Accumulated Depreciation
Balance at beginning of year	$3,048	$3,930
Additions charged to expense	274	301
Sale of investment property	--	(1,183)
Balance at end of year	$3,322	$3,048

The aggregate cost of the investment property for Federal income tax purposes at December 31, 2005 and 2004 is approximately $8,194,000 and $7,065,000, respectively. Accumulated depreciation for Federal income tax purposes at December 31, 2005 and 2004, is approximately $2,908,000 and $2,616,000, respectively.

Note F – Disposition of Investment Property

On June 25, 2004, the Partnership sold Lake Meadows Apartments to a third party for net proceeds of approximately $4,212,000 after payment of closing costs.  The Partnership realized a gain of approximately $2,473,000 as a result of the sale. The Partnership used approximately $2,045,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $64,000 as a result of unamortized loan costs being written off and lender fees paid by the buyer. This amount is included in loss from discontinued operations. In accordance with SFAS No. 144, the consolidated statement of operations for the year ended December 31, 2004 reflects the operations of Lake Meadows Apartments as loss from discontinued operations. Included in loss from discontinued operations for the year ended December 31, 2004 is approximately $360,000 of revenues generated by the property.

Note G – Contingencies

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the General Partner believes that these measures will minimize the effects that mold could have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

SEC Investigation

On December 19, 2005, AIMCO announced that the Central Regional Office of the Securities and Exchange Commission (the “Commission”) has informed AIMCO that its investigation has been recommended for termination and no enforcement action has been recommended to the Commission regarding AIMCO.

Item 8.

Changes in and Disagreements with Accountant on Accounting and Financial Disclosures

None.

Item 8a.

Controls and Procedures

(a)

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The names of the directors and executive officers of Angeles Realty Corporation II (“ARC II”), the Partnership’s General Partner, their ages and the nature of all positions with ARC II presently held by them are as follows:

Name	Age	Position

Martha L. Long	46	Director and Senior Vice President
Harry G. Alcock	43	Director and Executive Vice President
Miles Cortez	62	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	42	Executive Vice President
Thomas M. Herzog	43	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	40	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	44	Vice President

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

Harry G. Alcock was appointed as a Director of the General Partner in October 2004 and was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as a Senior Vice President from October 1997 to October 1999.

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

Thomas M. Herzog was appointed Chief Financial Officer of the General Partner and AIMCO in November 2005 and was appointed Executive Vice President of the General Partner and AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer and of the General Partner in February 2004.  Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Robert Y. Walker, IV was appointed Senior Vice President of the General Partner and AIMCO in August 2005 and became the Chief Accounting Officer of the General Partner and AIMCO in November 2005.  From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Stephen B. Waters was appointed Vice President of the General Partner in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act. Further, one or more of the above persons are also officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

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

Item 10.

Executive Compensation

None of the directors and officers of the General Partner received any remuneration from the Partnership during the year ended December 31, 2005.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2005.

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

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $77,000 and $104,000 for the years ended December 31, 2005 and 2004, respectively, which is included in operating expenses and loss from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $187,000 and $76,000 for the years ended December 31, 2005 and 2004, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the General Partner of approximately $130,000 and $1,000, respectively.  At December 31, 2005, approximately $67,000 in reimbursements was due to the General Partner and is included in due to affiliates on the accompanying consolidated balance sheet included in “Item 7. Financial Statements”.

Pursuant to the Partnership Agreement, during the year ended December 31, 2005 an affiliate of the General Partner advanced the Partnership approximately $934,000 to fund capital improvements and operating expenses at the investment property. There were no such advances during the year ended December 31, 2004. Interest on advances is charged at the prime rate plus 2% or 9.25% at December 31, 2005. Interest of approximately $33,000 was charged during the year ended December 31, 2005. At December 31, 2005, the Partnership owed approximately $967,000 of principal and accrued interest, which is included in due to affiliates on the accompanying consolidated balance sheet included in “Item 7. Financial Statements”.  Subsequent to December 31, 2005, the General Partner advanced approximately $436,000 to the Partnership to fund capital improvements at the Partnership’s investment property.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability, and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $27,000 and $34,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,380 limited partnership units (the "Units") in the Partnership representing 51.35% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.35% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2006.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2005 and 2004 are described below.

Audit Fees.  Fees for audit services totaled approximately $36,000 for both 2005 and 2004. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $10,000 and $9,000 for 2005 and 2004, respectively.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGELES OPPORTUNITY PROPERTIES, LTD.

By: Angeles Realty Corporation II
General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 28, 2006

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/Harry G. Alcock	Director and Executive	Date: March 28, 2006
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 28, 2006
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 28, 2006
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

32.1

Certification of the equivalent of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  March 28, 2006

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

Date:  March 28, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Angeles Realty Corporation II, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Angeles Opportunity Properties, Ltd (the "Partnership"), for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 28, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 28, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

38