Form 10QSB
period 2006-06-30
ANGELES OPPORTUNITY PROPERTIES LTD
filed 2006-08-10
CIK 789282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

(864) 239-1000

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No ___

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of Exchange Act).   Yes      No _x_

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ANGELES OPPORTUNITY PROPERTIES, LTD.

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

June 30, 2006

Assets
Cash and cash equivalents		$ 31
Receivables and deposits		17
Other assets		252
Investment property:
Land	$ 540
Buildings and related personal property	7,630
	8,170
Less accumulated depreciation	(3,493)	4,677

		$ 4,977
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 80
Tenant security deposit liabilities		37
Accrued property taxes		109
Due to affiliates (Note B)		1,664
Other liabilities		114
Mortgage note payable		4,691

Partners' Deficit:
General partner	$ (176)
Limited partners (12,425 units issued and
outstanding)	(1,542)	(1,718)

		$ 4,977

See Accompanying Notes to Consolidated Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Rental income	$ 423	$ 350	$ 804	$ 711
Other income	44	43	82	85
Total revenues	467	393	886	796

Expenses:
Operating	273	249	550	468
General and administrative	27	33	55	52
Depreciation	88	62	171	123
Interest	125	88	244	177
Property taxes	55	50	111	101
Total expenses	568	482	1,131	921

Net loss	$ (101)	$ (89)	$ (245)	$ (125)

Net loss allocated to general
partner (1%)	$ (1)	$ (1)	$ (2)	$ (1)
Net loss allocated to limited
partners (99%)	(100)	(88)	(243)	(124)

	$ (101)	$ (89)	$ (245)	$ (125)

Net loss per limited partnership unit	$ (8.05)	$ (7.08)	$(19.56)	$ (9.98)

See Accompanying Notes to Consolidated Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	12,425	$ 1	$12,425	$12,426

Partners' deficit at
December 31, 2005	12,425	$ (174)	$(1,299)	$(1,473)

Net loss for the six months
ended June 30, 2006	--	(2)	(243)	(245)

Partners' deficit
at June 30, 2006	12,425	$ (176)	$(1,542)	$(1,718)

See Accompanying Notes to Consolidated Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$ (245)	$ (125)
Adjustments to reconcile net loss to net cash used in
operating activities:
Bad debt expense	15	25
Depreciation	171	123
Amortization of loan costs	5	5
Change in accounts:
Receivables and deposits	(11)	(22)
Other assets	(55)	(32)
Accounts payable	(23)	64
Due to affiliates	97	19
Tenant security deposit liabilities	1	2
Accrued property taxes	(97)	(90)
Other liabilities	11	6
Net cash used in operating activities	(131)	(25)

Cash flows used in investing activities:
Property improvements and replacements	(332)	(732)

Cash flows from financing activities:
Payments on mortgage note payable	(81)	(76)
Advances from affiliates	533	704
Net cash provided by financing activities	452	628

Net decrease in cash and cash equivalents	(11)	(129)
Cash and cash equivalents at beginning of period	42	228

Cash and cash equivalents at end of period	$ 31	$ 99

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 168	$ 173
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 22	$ --

Included in property improvements and replacements for the six months ended June 30, 2006 is approximately $158,000 of improvements, which were included in accounts payable at December 31, 2005.

See Accompanying Notes to Consolidated Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Opportunity Properties, Ltd. (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "General Partner") and a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $43,000 and $40,000 for the six months ended June 30, 2006 and 2005, which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $41,000 and $30,000 for the six months ended June 30, 2006 and 2005, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the six months ended June 30, 2006 and 2005 are fees related to construction management services provided by an affiliate of the General Partner of approximately $16,000 and $1,000.  At June 30, 2006, approximately $96,000 in reimbursements was due to affiliates of the General Partner and is included in due to affiliates on the accompanying consolidated balance sheet.

Pursuant to the Partnership Agreement, during the six months ended June 30, 2006 and 2005 an affiliate of the General Partner advanced the Partnership approximately $533,000 and $704,000, respectively, to fund capital improvements and operating expenses at the Partnership’s investment property. Interest on advances is charged at the prime rate plus 2%, or 10.25% at June 30, 2006. Interest of approximately $68,000 was charged during the six months ended June 30, 2006. No interest was charged during the six months ended June 30, 2005. At June 30, 2006, the Partnership owed approximately $1,568,000 of principal and accrued interest, which is included in due to affiliates on the accompanying consolidated balance sheet.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner.  During the six months ended June 30, 2006, the Partnership was charged by AIMCO and its affiliates approximately $42,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2006 as other insurance policies renew later in the year.    The Partnership was charged by AIMCO and its affiliates approximately $27,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy for the property for the six months ended June 30, 2006 and 2005:

	Average Occupancy
Property	2006	2005

Lakewood Apartments	92%	83%
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

Results from Operations

The Partnership's net loss for the three and six months ended June 30, 2006 was approximately $101,000, and $245,000 compared to net loss of approximately $89,000 and $125,000 for the corresponding periods in 2005. The increase in net loss for the three and six months ended June 30, 2006 is due to an increase in total expenses partially offset by an increase in total revenues. Total revenues increased due to an increase in rental income. Rental income increased for the three and six month periods due to an increase in occupancy and average rental rate and a decrease in bad debt expense at the Partnership’s investment property.

Total expenses increased for both the three and six months ended June 30, 2006 due to increases in operating, interest, property tax and depreciation expenses. Operating expense increased for both periods due to increases in advertising, property, insurance, and maintenance expenses.  Advertising expense increased due to increases in web advertising and leasing promotions.  Property expense increased due to increases in utility and payroll costs at the investment property.  Insurance expense increased due to an increase in the insurance premiums of the investment property.  Maintenance expense increased due to increases in contract labor and interior painting.  Interest expense increased for both periods as a result of an increase in interest expense on advances from an affiliate of the General Partner due to an increase in the interest rate on those advances and a higher average outstanding balance partially offset by a decrease in interest expense on the mortgage encumbering the investment property due to scheduled principal payments that reduced the carrying balance of the mortgage. Depreciation expense increased for both periods due to property improvements and replacements placed into service during the past twelve months at Lakewood Apartments. Property tax expense increased for both periods due to an increase in the assessed value of the investment property.

Included in general and administrative expense for the three and six months ended June 30, 2006 and 2005 are management reimbursements to the General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2006, the Partnership had cash and cash equivalents of approximately $31,000 compared to approximately $99,000 at June 30, 2005. The decrease in cash and cash equivalents of approximately $11,000 from December 31, 2005 is due to approximately $332,000 and $131,000 of cash used in investing and operating activities, respectively, partially offset by approximately $452,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements. Cash provided by financing activities consisted of advances received from an affiliate of the General Partner partially offset by principal payments on the mortgage encumbering the investment property. The Partnership invests its working capital reserves in interest bearing accounts.

Pursuant to the Partnership Agreement, during the six months ended June 30, 2006 and 2005 an affiliate of the General Partner advanced the Partnership approximately $533,000 and $704,000, respectively, to fund capital improvements and operating expenses at the investment property. Interest on advances is charged at the prime rate plus 2%, or 10.25% at June 30, 2006. Interest of approximately $68,000 was charged during the six months ended June 30, 2006. No interest was charged during the six months ended June 30, 2005.  At June 30, 2006, the Partnership owed approximately $1,568,000 of principal and accrued interest, which is included in due to affiliates on the accompanying consolidated balance sheet included in “Item 1. Financial Statements”.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance.  For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.  Capital improvements planned for the Partnership’s property are detailed below.

Lakewood Apartments

During the six months ended June 30, 2006, the Partnership completed approximately $196,000 of capital improvements at Lakewood Apartments, consisting primarily of exterior and interior doors, glass replacements, major landscaping, kitchen and bath resurfacing, interior decoration, and air conditioning unit, appliance, and floor covering replacements.  These improvements were funded from operating cash flow and advances from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from an affiliate of the  General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Lakewood Apartments of approximately $4,691,000 matures in January 2022, at which time the loan is scheduled to be fully amortized.

No distributions were made during the six months ended June 30, 2006 and 2005. Future cash distributions will depend on the levels of cash generated from operations and the timing of the property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amounts accrued and payable to affiliates of the General Partner at June 30, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,380 limited partnership units (the "Units") in the Partnership representing 51.35% of the outstanding Units at June 30, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.35% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Asset

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and  ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGELES OPPORTUNITY PROPERTIES, LTD.

By: Angeles Realty Corporation II
General Partner

Date: August 10, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 10, 2006	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

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

Date:  August 10, 2006

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

Date:  August 10, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Angeles Realty Corporation II, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Angeles Opportunity Properties, Ltd. (the "Partnership"), for the quarterly period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 10, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 10, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.