Form 10QSB
period 2006-09-30
ANGELES OPPORTUNITY PROPERTIES LTD
filed 2006-11-13
CIK 789282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ANGELES OPPORTUNITY PROPERTIES, LTD.

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2006

Assets
Cash and cash equivalents		$ 21
Receivables and deposits		42
Other assets		224
Investment property:
Land	$ 540
Buildings and related personal property	7,703
	8,243
Less accumulated depreciation	(3,583)	4,660

		$ 4,947
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 38
Tenant security deposit liabilities		37
Accrued property taxes		110
Due to affiliates (Note B)		1,729
Other liabilities		107
Mortgage note payable		4,649

Partners' Deficit:
General partner	$ (176)
Limited partners (12,425 units issued and
outstanding)	(1,547)	(1,723)

		$ 4,947

See Accompanying Notes to Consolidated Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Rental income	$ 439	$ 339	$ 1,243	$ 1,050
Other income	47	39	129	124
Total revenues	486	378	1,372	1,174

Expenses:
Operating	270	226	820	694
General and administrative	26	27	81	79
Depreciation	90	76	261	199
Interest	128	101	372	278
Property taxes	(23)	50	88	151
Total expenses	491	480	1,622	1,401

Net loss	$ (5)	$ (102)	$ (250)	$ (227)

Net loss allocated to general
partner (1%)	$ --	$ (1)	$ (2)	$ (2)
Net loss allocated to limited
partners (99%)	(5)	(101)	(248)	(225)
	$ (5)	$ (102)	$ (250)	$ (227)

Net loss per limited partnership unit	$ (0.40)	$ (8.13)	$(19.96)	$(18.11)

See Accompanying Notes to Consolidated Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	12,425	$ 1	$12,425	$12,426

Partners' deficit at
December 31, 2005	12,425	$ (174)	$(1,299)	$(1,473)

Net loss for the nine months
ended September 30, 2006	--	(2)	(248)	(250)

Partners' deficit at
September 30, 2006	12,425	$ (176)	$(1,547)	$(1,723)

See Accompanying Notes to Consolidated Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$ (250)	$ (227)
Adjustments to reconcile net loss to net cash used in
operating activities:
Bad debt expense	18	35
Depreciation	261	199
Amortization of loan costs	7	7
Change in accounts:
Receivables and deposits	(39)	(33)
Other assets	(29)	(26)
Accounts payable	(53)	(29)
Due to affiliates	155	45
Tenant security deposit liabilities	1	5
Accrued property taxes	(96)	(40)
Other liabilities	4	(2)
Net cash used in operating activities	(21)	(66)

Cash flows used in investing activities:
Property improvements and replacements	(417)	(790)

Cash flows from financing activities:
Payments on mortgage note payable	(123)	(115)
Advances from affiliates	540	796
Net cash provided by financing activities	417	681

Net decrease in cash and cash equivalents	(21)	(175)

Cash and cash equivalents at beginning of period	42	228

Cash and cash equivalents at end of period	$ 21	$ 53

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 249	$ 261

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 10	$ 149

Included in property improvements and replacements for the nine months ended September 30, 2006 is approximately $158,000 of improvements, which were included in accounts payable at December 31, 2005.

See Accompanying Notes to Consolidated Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Opportunity Properties, Ltd. (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "General Partner") and a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $67,000 and $58,000 for the nine months ended September 30, 2006 and 2005, which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $63,000 and $141,000 for the nine months ended September 30, 2006 and 2005, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the nine months ended September 30, 2006 and 2005 are fees related to construction management services provided by an affiliate of the General Partner of approximately $23,000 and $99,000.  At September 30, 2006, approximately $113,000 in reimbursements was due to affiliates of the General Partner and is included in due to affiliates on the accompanying consolidated balance sheet.

Pursuant to the Partnership Agreement, during the nine months ended September 30, 2006 and 2005 an affiliate of the General Partner advanced the Partnership approximately $540,000 and $796,000, respectively, to fund capital improvements and operating expenses at the Partnership’s investment property. Interest on advances is charged at the prime rate plus 2%, or 10.25% at September 30, 2006. Interest of approximately $109,000 and $11,000 was charged during the nine months ended September 30, 2006 and 2005, respectively. At September 30, 2006, the Partnership owed approximately $1,616,000 of principal and accrued interest, which is included in due to affiliates on the accompanying consolidated balance sheet.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner.  During the nine months ended September 30, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $44,000 and $27,000, respectively, for hazard insurance coverage and fees associated with policy claims administration.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy for the property for the nine months ended September 30, 2006 and 2005:

	Average Occupancy
Property	2006	2005

Lakewood Apartments	94%	82%
Tomball, Texas

The General Partner attributes the increase in occupancy at Lakewood Apartments to increased marketing and resident retention efforts.

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

Results from Operations

The Partnership's net loss for the three and nine months ended September 30, 2006 was approximately $5,000, and $250,000 compared to net loss of approximately $102,000 and $227,000 for the corresponding periods ended September 30, 2005. Net loss decreased for the three month period due to an increase in total revenues partially offset by a slight increase in total expenses.  Net loss increased for the nine month period due to an increase in total expenses, partially offset by an increase in total revenues. Total revenues increased for both periods due to increases in rental and other income. Rental income increased for the three and nine month periods due to increases in occupancy and the average rental rate and a decrease in bad debt expense. Other income increased for both periods primarily due to an increase in tenant utility reimbursements.

Total expenses increased for the three and nine months ended September 30, 2006 due to increases in operating, depreciation, and interest expense, partially offset by a decrease in property tax expense.  Operating expense increased for the three month period due to increases in advertising, administrative expense, insurance, and property management fees at Lakewood Apartments. Operating expense increased for the nine months period due to increases in advertising, property expense, insurance, and property management fees at Lakewood Apartments. Advertising expense increased due to increases in web advertising and leasing promotions.  Property expense increased for the nine month period due to increases in utilities and payroll costs at Lakewood Apartments.  Administrative expense increased for the three month period due to an increase in ad valorem tax service. Insurance expense increased for both periods due to an increase in the hazard insurance premium. Property management fees increased at Lakewood Apartments for both periods due to an increase in rental income. Interest expense increased primarily due to an increase in interest on advances from an affiliate of the General Partner as a result of higher average balances outstanding and an increase in the interest rate charged on such advances. Depreciation expense increased due to capital expenditures placed in service during the past twelve months which are now being depreciated. Property tax expense decreased for both periods due to a successful appeal of the assessed value for a prior year and the resulting adjustment to the current year property tax accrual.

Included in general and administrative expense for the three and nine months ended September 30, 2006 and 2005 are management reimbursements to the General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2006, the Partnership had cash and cash equivalents of approximately $21,000 compared to approximately $53,000 at September 30, 2005. The decrease in cash and cash equivalents of approximately $21,000 from December 31, 2005 is due to approximately $417,000 and $21,000 of cash used in investing and operating activities, respectively, partially offset by approximately $417,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements. Cash provided by financing activities consisted of advances received from an affiliate of the General Partner partially offset by principal payments on the mortgage encumbering the investment property. The Partnership invests its working capital reserves in interest bearing accounts.

Pursuant to the Partnership Agreement, during the nine months ended September 30, 2006 and 2005 an affiliate of the General Partner advanced the Partnership approximately $540,000 and $796,000, respectively, to fund capital improvements and operating expenses at the Partnership’s investment property. Interest on advances is charged at the prime rate plus 2%, or 10.25% at September 30, 2006. Interest of approximately $109,000 and $11,000 was charged during the nine months ended September 30, 2006 and 2005. At September 30, 2006, the Partnership owed approximately $1,616,000 of principal and accrued interest, which is included in due to affiliates on the consolidated balance sheet included in “Item 1. Financial Statements”.

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

Lakewood Apartments

During the nine months ended September 30, 2006, the Partnership completed approximately $269,000 of capital improvements at Lakewood Apartments, consisting primarily of exterior and interior doors, electrical breakers, office computers, glass replacements, major landscaping, kitchen and bath resurfacing, and air conditioning unit, appliance, roof, and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from an affiliate of the  General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Lakewood Apartments of approximately $4,649,000 matures in January 2022, at which time the loan is scheduled to be fully amortized.

No distributions were made during the nine months ended September 30, 2006 and 2005. Future cash distributions will depend on the levels of cash generated from operations and the timing of the property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amounts accrued and payable to affiliates of the General Partner at September 30, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,380 limited partnership units (the "Units") in the Partnership representing 51.35% of the outstanding Units at September 30, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.35% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and  ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGELES OPPORTUNITY PROPERTIES, LTD.

By: Angeles Realty Corporation II
General Partner

Date: November 13, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2006	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

ANGELES OPPORTUNITY PROPERTIES, LTD.

EXHIBIT INDEX

 Exhibit Number

Description of Exhibit

 3.1

Amendment Certificate and Agreement of the Limited Partnership filed in the Partnership's prospectus dated July 7, 1986, which is incorporated herein by reference.

10.10

Multifamily Note dated December 6, 2001, between Lakewood AOPL and GMAC Commercial Mortgage Corporation, a California Corporation, refinancing the mortgage encumbering Lakewood Apartments filed in Annual Report on Form 10-KSB dated December 31, 2001 and is incorporated herein by reference.

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

Date:  November 13, 2006

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

Date:  November 13, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Angeles Realty Corporation II, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Angeles Opportunity Properties, Ltd. (the "Partnership"), for the quarterly period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: November 13, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: November 13, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.