Form 10KSB
period 2006-12-31
ANGELES OPPORTUNITY PROPERTIES LTD
filed 2007-03-16
CIK 789282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $1,874,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2006.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Lakewood
Apartments	$8,304	$3,675	5-40 yrs	S/L	$5,297

See "Note A – Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation and capitalization policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2006	Rate(1)	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)
Lakewood Apartments
1st mortgage	$4,607	7.05%	240 months	01/2022	$ --

(1)

Fixed rate mortgage.

(2)

See "Item 7. Financial Statements - Note B – Mortgage Note Payable" for information with respect to the Partnership's ability to prepay this loan and other specific details about the loan.

Schedule of Rental Rate and Occupancy

Average annual rental rate and occupancy for 2006 and 2005 for the property is as follows:

	Average Annual		Average Annual
	Rental Rate		Occupancy
	(per unit)
Property	2006	2005	2006	2005

Lakewood Apartments	$7,091	$6,885	94%	84%

(1)

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

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 2006 for the property is as follows:

	2006	2006
	Billing	Rate
	(in thousands)

Lakewood Apartments	$147	2.92%

Capital Improvements

Lakewood Apartments

During the year ended December 31, 2006, the Partnership completed approximately $330,000 of capital improvements at Lakewood Apartments, consisting primarily of electrical breakers, recreational facility improvements, interior decoration, glass replacement, kitchen and bath counter resurfacing, major landscaping, office computers and appliance, air conditioning unit, and floor covering replacements.  These improvements were funded from operating cash flow and advances from an affiliate of the General Partner.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief.  The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed.  The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matters through the solicitation of proxies or otherwise during the quarter ended December 31, 2006.

PART II

Item 5.

Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 12,425 limited partnership units (the "Units") during its offering period through June 25, 1988.  As of December 31, 2006, there are 12,425 Units issued and outstanding held by 878 Limited Partners of record. Affiliates of the General Partner owned 6,426 units or 51.72% at December 31, 2006. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

No distributions were made during the years ended December 31, 2006 and 2005. Future cash distributions will depend on the levels of cash generated from operations and the timing of debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amounts accrued and payable to affiliates of the General Partner at December 31, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2007 or subsequent periods. See “Item 2. Description of Property – Capital Improvements” for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,426 Units in the Partnership representing 51.72% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.72% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership's net loss for the year ended December 31, 2006 was approximately $313,000 compared to net loss of approximately $407,000 for the year ended December 31, 2005. Net loss decreased for the year ended December 31, 2006 due to an increase in total revenues partially offset by an increase in total expenses.  Total revenues increased due to an increase in rental income and other income. Rental income increased due to an increase in occupancy and the average rental rate and a decrease in bad debt expense. Other income increased primarily due to an increase in tenant utility reimbursements.

Total expenses increased for the year ended December 31, 2006 due to increases in operating, depreciation, and interest expense, partially offset by a decrease in property tax expense.  Operating expense increased due to increases in advertising, insurance, and property management fees at Lakewood Apartments. Advertising expense increased due to increases in web advertising and leasing promotions.  Insurance expense increased due to an increase in the hazard insurance premium. Property management fees increased at Lakewood Apartments due to an increase in rental income. Interest expense increased primarily due to an increase in interest on advances from an affiliate of the General Partner as a result of higher average balances outstanding and an increase in the interest rate charged on such advances. Depreciation expense increased due to capital improvements placed in service during the past twelve months, which are now being depreciated. Property tax expense decreased due to a successful appeal of the assessed value for a prior year and the resulting adjustment to the current year assessed value and property tax rate.

Included in general and administrative expense for the years ended December 31, 2006 and 2005 are management reimbursements to the General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2006, the Partnership had cash and cash equivalents of approximately $87,000 compared to approximately $42,000 at December 31, 2005. The increase in cash and cash equivalents of approximately $45,000 is due to approximately $375,000 and $142,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $472,000 of cash used in investing activities. Cash provided by financing activities consisted of advances received from an affiliate of the General Partner partially offset by principal payments on the mortgage encumbering the investment property. Cash used in investing activities consisted of property improvements and replacements.  The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.  Capital expenditures will be incurred only if cash is available from operations, advances from an affiliate of the General Partner, or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Lakewood Apartments of approximately $4,607,000 matures in January 2022, at which time the loan is scheduled to be fully amortized.

No distributions were made during the years ended December 31, 2006 and 2005. Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amounts accrued and payable to affiliates of the General Partner at December 31, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2007 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,426 limited partnership units (the "Units") in the Partnership representing 51.72% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.72% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2006

Consolidated Statements of Operations - Years ended December 31, 2006 and 2005

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2006 and 2005

Consolidated Statements of Cash Flows - Years ended December 31, 2006 and 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Angeles Opportunity Properties, Ltd.

We have audited the accompanying consolidated balance sheet of Angeles Opportunity Properties, Ltd. as of December 31, 2006, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Opportunity Properties, Ltd. at December 31, 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 15, 2007

ANGELES OPPORTUNITY PROPERTIES, LTD.

CONSOLIDATED BALANCE SHEET

(in thousands, except unit data)

December 31, 2006

Assets
Cash and cash equivalents		$ 87
Receivables and deposits		47
Other assets		194
Investment property (Notes B and E):
Land	$ 540
Buildings and related personal property	7,764
	8,304
Less accumulated depreciation	(3,675)	4,629
		$ 4,957

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 65
Tenant security deposit liabilities		37
Due to affiliates (Note D)		1,788
Accrued property taxes		147
Other liabilities		99
Mortgage note payable (Note B)		4,607

Partners' Deficit
General partner	$ (177)
Limited partners (12,425 units issued and
outstanding)	(1,609)	(1,786)
		$ 4,957

See Accompanying Notes to Consolidated Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2006	2005
Revenues:
Rental income	$ 1,691	$ 1,438
Other income	183	155
Total revenues	1,874	1,593

Expenses:
Operating	1,103	1,025
General and administrative	107	105
Depreciation	353	274
Interest	501	390
Property taxes	123	206
Total expenses	2,187	2,000

Net loss (Note C)	$ (313)	$ (407)

Net loss allocated to general partner (1%)	$ (3)	$ (4)
Net loss allocated to limited partners (99%)	(310)	(403)
	$ (313)	$ (407)

Net loss per limited partnership unit	$(24.95)	$(32.43)

See Accompanying Notes to Consolidated Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	12,425	$ 1	$12,425	$12,426

Partners' deficit at
December 31, 2004	12,425	$ (170)	$ (896)	$(1,066)

Net loss for the year ended
December 31, 2005	--	(4)	(403)	(407)

Partners' deficit at
December 31, 2005	12,425	(174)	(1,299)	(1,473)

Net loss for the year ended
December 31, 2006	--	(3)	(310)	(313)

Partners' deficit at
December 31, 2006	12,425	$ (177)	$(1,609)	$(1,786)

See Accompanying Notes to Consolidated Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$ (313)	$ (407)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	353	274
Amortization of loan costs	10	10
Bad debt expense	23	39
Change in accounts:
Receivables and deposits	(49)	(36)
Other assets	(2)	(11)
Accounts payable	(32)	52
Tenant security deposit liabilities	1	6
Accrued property taxes	(59)	16
Other liabilities	(4)	2
Due to affiliates	214	82
Net cash provided by operating activities	142	27

Cash flows used in investing activities:
Property improvements and replacements	(472)	(992)

Cash flows from financing activities:
Payments on mortgage note payable	(165)	(155)
Advances from affiliates	540	934
Net cash provided by financing activities	375	779

Net increase (decrease) in cash and cash equivalents	45	(186)

Cash and cash equivalents at beginning of the year	42	228

Cash and cash equivalents at end of the year	$ 87	$ 42

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 331	$ 348

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 16	$ 158

See Accompanying Notes to Consolidated Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

Note A - Organization and Summary of Significant Accounting Policies

Organization: Angeles Opportunity Properties, Ltd. (the "Partnership" or "Registrant") is a California limited partnership organized in June 1984 to operate and hold residential and commercial real estate properties. The Partnership's general partner is Angeles Realty Corporation II ("ARC II" or the "General Partner"), which is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership will terminate on December 31, 2035, unless terminated prior to such date. As of December 31, 2006, the Partnership operates one residential property located in Texas.

Principles of Consolidation: The consolidated financial statements of the Partnership include its 99% limited partnership interest in Lakewood AOPL Ltd. The general partner of the consolidated partnership may be removed by the Partnership, therefore, the partnership is controlled and consolidated by the Partnership. All significant interentity balances have been eliminated.

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

Cash and Cash Equivalents:  Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $72,000 at December 31, 2006 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Investment Property:  Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 34 “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2006 and 2005. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2006 and 2005.

Deferred Costs: Loan costs of approximately $199,000, net of accumulated amortization of approximately $49,000, are included in other assets in the accompanying consolidated balance sheet. The loan costs are amortized over the term of the related loan agreement. Amortization expense was approximately $10,000 for each of the years ended December 31, 2006 and 2005 and is included in interest expense on the accompanying consolidated statements of operations. Amortization expense is expected to be approximately $10,000 for the years 2007 through 2011.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses.

Security Deposits:  The Partnership requires security deposits from lessees for the duration of the lease.  The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

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

Advertising Costs:  Advertising costs of approximately $87,000 and $57,000 for the years ended December 31, 2006 and 2005, respectively, are charged to expense as incurred and are included in operating expenses.

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

Recent Accounting Pronouncements:  In May 2005, the Financial Accounting Standards Board issued (“FASB”) SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS 154 effective January 1, 2006. The adoption of SFAS 154 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS no. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership has not yet determined whether it will elect the fair value option for any of its financial instruments.

Note B – Mortgage Note Payable

The principal term of the mortgage note payable is as follows:

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2006	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)
Lakewood Apartments
1st mortgage	$4,607	$ 41	7.05%	01/2022	$ --

The mortgage note payable is a fixed rate mortgage that is non-recourse and is secured by a pledge of the Partnership’s property and by a pledge of revenues from the property.  The mortgage note payable includes a prepayment penalty if repaid prior to maturity.  Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2006, are as follows (in thousands):

2007	$ 178
2008	191
2009	205
2010	219
2011	235
Thereafter	3,579
$ 4,607

Note C – Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

	2006	2005

Net loss as reported	$ (313)	$ (407)
Add (deduct):
Depreciation differences	5	(18)
Unearned income	(21)	16
Miscellaneous	(22)	(4)

Federal taxable loss	$ (351)	$ (413)

Federal taxable loss per
limited partnership unit	$ 0.01	$(28.35)

For 2006 and 2005, allocation under the Internal Revenue Code Section 704(b) results in the limited partners being allocated a non-pro rata amount of taxable income or loss.

The following is a reconciliation between the Partnership’s reported amounts and Federal tax basis of net assets (in thousands):

Net liabilities as reported	$(1,786)
Land and buildings	249
Accumulated depreciation	419
Syndication and distribution costs	1,838
Other	16
Net assets – Federal tax basis	$ 736

Note D – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership’s property as compensation for providing property management services. The Partnership paid to such affiliates approximately $93,000 and $77,000 for the years ended December 31, 2006 and 2005, respectively, which is included in operating expenses on the consolidated statements of operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $83,000 and $187,000 for the years ended December 31, 2006 and 2005, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the years ended December 31, 2006 and 2005 are construction management services provided by an affiliate of the General Partner of approximately $30,000 and $130,000, respectively.  At December 31, 2006, approximately $130,000 in reimbursements was due to the General Partner and is included in due to affiliates on the accompanying consolidated balance sheet.

Pursuant to the Partnership Agreement, during the years ended December 31, 2006 and 2005 an affiliate of the General Partner advanced the Partnership approximately $540,000 and $934,000, respectively, to fund capital improvements and operating expenses at the investment property. Interest on advances is charged at the prime rate plus 2% or 10.25% at December 31, 2006. Interest of approximately $151,000 and $33,000 was charged during the years ended December 31, 2006 and 2005. At December 31, 2006, the Partnership owed approximately $1,658,000 of principal and accrued interest, which is included in due to affiliates on the accompanying consolidated balance sheet.  Subsequent to December 31, 2006, an affiliate of the General Partner advanced approximately $117,000 to fund real estate taxes and operating expenses at the investment property.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability, and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $44,000 and $27,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,426 limited partnership units (the “Units”) in the Partnership representing 51.72% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.72% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note E – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrance	Land	Property	Acquisition
	(in thousands)			(in thousands)

Lakewood Apartments	$ 4,607	$ 483	$ 3,491	$ 4,330

Gross Amount At Which Carried
At December 31, 2006
(in thousands)

		Buildings
		And Related
		Related
		Personal		Accumulated	Date	Depreciable
Description	Land	Property	Total	Depreciation	Acquired	Life-Years
				(in thousands)

Lakewood Apartments	$ 540	$7,764	$8,304	$3,675	11/01/89	5-40

Reconciliation of “Investment Property and Accumulated Depreciation”:

	Years Ended December 31,
	2006	2005
	(in thousands)
Investment Property
Balance at beginning of year	$7,974	$6,824
Property improvements and replacements	330	1,150
Balance at end of year	$8,304	$7,974

Accumulated Depreciation
Balance at beginning of year	$3,322	$3,048
Additions charged to expense	353	274
Balance at end of year	$3,675	$3,322

The aggregate cost of the investment property for Federal income tax purposes at December 31, 2006 and 2005 is approximately $8,553,000 and $8,194,000, respectively. Accumulated depreciation for Federal income tax purposes at December 31, 2006 and 2005, is approximately $3,256,000 and $2,908,000, respectively.

Note F – Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the “Nuanes action”) in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. (“Insignia”) and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the “Heller action”) was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.  Plaintiffs took an appeal from this order.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector (“Objector”) filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief.  The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be “on-call.” Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed.  The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the General Partner have implemented policies, procedures, third-party audits and training and the General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 8.

Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

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

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The names of the directors and executive officers of Angeles Realty Corporation II (“ARC II”), the Partnership’s General Partner, their ages and the nature of all positions with ARC II presently held by them are as follows:

Name	Age	Position

Martha L. Long	47	Director and Senior Vice President
Harry G. Alcock	44	Director, Executive Vice President and
		Chief Investment Officer
Timothy Beaudin	48	Executive Vice President and Chief Development
		Officer
Miles Cortez	63	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	43	Executive Vice President – Securities and Debt
Thomas M. Herzog	44	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	41	Executive Vice President
Scott W. Fordham	39	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	45	Vice President

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

Harry G. Alcock was appointed as a Director of the General Partner in October 2004 and was appointed Executive Vice President and Chief Investment Officer of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the General Partner and AIMCO in October 2005.  Prior to this time, beginning in 2005, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

Robert Y. Walker, IV was appointed Senior Vice President of the General Partner and AIMCO in August 2005 and served as the Chief Accounting Officer of the General Partner and AIMCO from November 2005 to January 2007. Mr. Walker was promoted to Executive Vice President of the General Partner and AIMCO in July 2006 and in January 2007 became the chief financial officer of Conventional Property Operations for AIMCO. From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as principal officer of the General Partner.

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

Item 10.

Executive Compensation

None of the directors and officers of the General Partner received any remuneration from the Partnership during the year ended December 31, 2006.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2006.

Entity	Number of Units	Percentage

AIMCO IPLP, L.P.	405	3.26%
(an affiliate of AIMCO)
Cooper River Properties, LLC	969	7.80%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	5,052	40.66%
(an affiliate of AIMCO)

Cooper River Properties, LLC and AIMCO IPLP, L.P. are indirectly and ultimately owned by AIMCO. Their business addresses are 55 Beattie Place, Greenville, SC  29601.

AIMCO Properties, L.P. is indirectly and ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

No director or officer of the General Partner owns any Units.

Item 12.

Certain Relationships and Related Transactions and Director Independence

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $93,000 and $77,000 for the years ended December 31, 2006 and 2005, respectively, which is included in operating expenses on the consolidated statements of operations included in “Item 7. Financial Statements”.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $83,000 and $187,000 for the years ended December 31, 2006 and 2005, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the years ended December 31, 2006 and 2005 are construction management services provided by an affiliate of the General Partner of approximately $30,000 and $130,000, respectively.  At December 31, 2006, approximately $130,000 in reimbursements was due to the General Partner and is included in due to affiliates on the accompanying consolidated balance sheet included in “Item 7. Financial Statements”.

Pursuant to the Partnership Agreement, during the years ended December 31, 2006 and 2005 an affiliate of the General Partner advanced the Partnership approximately $540,000 and $934,000, respectively, to fund capital improvements and operating expenses at the investment property. Interest on advances is charged at the prime rate plus 2% or 10.25% at December 31, 2006. Interest of approximately $151,000 and $33,000 was charged during the years ended December 31, 2006 and 2005. At December 31, 2006, the Partnership owed approximately $1,658,000 of principal and accrued interest, which is included in due to affiliates on the accompanying consolidated balance sheet included in “Item 7. Financial Statements”. Subsequent to December 31, 2006, an affiliate of the General Partner advanced approximately $117,000 to fund real estate taxes and operating expenses at the investment property.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability, and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $44,000 and $27,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,426 limited partnership units (the "Units") in the Partnership representing 51.72% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.72% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Neither of the General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2007.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2006 and 2005 are described below.

Audit Fees.  Fees for audit services totaled approximately $33,000 and $36,000 for 2006 and 2005, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $11,000 and $10,000 for 2006 and 2005, respectively.

SIGNATURES

In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGELES OPPORTUNITY PROPERTIES, LTD.

By: Angeles Realty Corporation II
General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 16, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capitalized and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 16, 2007
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 16, 2007
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 16, 2007
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

Date:  March 16, 2007

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

Date:  March 16, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Angeles Realty Corporation II, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Angeles Opportunity Properties, Ltd (the "Partnership"), for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 16, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 16, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.