Form 10QSB
period 2007-03-31
ANGELES OPPORTUNITY PROPERTIES LTD
filed 2007-05-14
CIK 789282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(864) 239-1000

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No   X_

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ANGELES OPPORTUNITY PROPERTIES, LTD.

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2007

Assets
Cash and cash equivalents		$ 72
Receivables and deposits		24
Other assets		248
Investment property:
Land	$ 540
Buildings and related personal property	7,838
	8,378
Less accumulated depreciation	(3,769)	4,609

		$ 4,953
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 125
Tenant security deposit liabilities		35
Due to affiliates (Note B)		1,968
Accrued property taxes		36
Other liabilities		86
Mortgage note payable		4,563

Partners' Deficit:
General partner	$ (178)
Limited partners (12,425 units issued and
outstanding)	(1,682)	(1,860)

		$ 4,953

See Accompanying Notes to Consolidated Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Rental income	$ 445	$ 381
Other income	54	38
Total revenues	499	419

Expenses:
Operating	283	277
General and administrative	29	28
Depreciation	94	83
Interest	131	119
Property taxes	36	56
Total expenses	573	563

Net loss	$ (74)	$ (144)

Net loss allocated to general partner (1%)	$ (1)	$ (1)
Net loss allocated to limited partners (99%)	(73)	(143)
	$ (74)	$ (144)

Net loss per limited partnership unit	$ (5.88)	$(11.51)

See Accompanying Notes to Consolidated Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	12,425	$ 1	$12,425	$12,426

Partners' deficit at
December 31, 2006	12,425	$ (177)	$(1,609)	$(1,786)

Net loss for the three months
ended March 31, 2007	--	(1)	(73)	(74)

Partners' deficit at
March 31, 2007	12,425	$ (178)	$(1,682)	$(1,860)

See Accompanying Notes to Consolidated Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$ (74)	$ (144)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	94	83
Amortization of loan costs	2	2
Bad debt expense	11	12
Change in accounts:
Receivables and deposits	12	(6)
Other assets	(56)	(66)
Accounts payable	70	48
Due to affiliates	63	52
Accrued property taxes	(111)	(151)
Tenant security deposit liabilities	(2)	1
Other liabilities	(13)	15
Net cash used in operating activities	(4)	(154)

Cash flows used in investing activities:
Property improvements and replacements	(84)	(256)

Cash flows from financing activities:
Advances from affiliates	117	452
Payments on mortgage note payable	(44)	(40)
Net cash provided by financing activities	73	412

Net (decrease) increase in cash and cash equivalents	(15)	2
Cash and cash equivalents at beginning of period	87	42

Cash and cash equivalents at end of period	$ 72	$ 44

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 81	$ 84

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 6	$ 32

Included in property improvements and replacements for the three months ended March 31, 2007 and 2006 are approximately $16,000 and $158,000, respectively, of improvements, which were included in accounts payable at December 31, 2006 and 2005.

See Accompanying Notes to Consolidated Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Opportunity Properties, Ltd. (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "General Partner" and a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Boards (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s consolidated financial statements.

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

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48").  FIN 48 prescribes a two-step process for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  The first step involves evaluation of a tax position to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position.  The second step involves measuring the benefit to recognize in the financial statements for those tax positions that meet the more-likely-than-not recognition threshold.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Partnership adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $25,000 and $21,000 for the three months ended March 31, 2007 and 2006, which are included in operating expenses on the accompanying consolidated statements of operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $23,000 and $22,000 for the three months ended March 31, 2007 and 2006, respectively, which are included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the three months ended March 31, 2007 and 2006 are construction management services provided by an affiliate of the General Partner of approximately $7,000 and $8,000, respectively.  At March 31, 2007, approximately $149,000 in reimbursements and accrued interest was due to the General Partner and is included in due to affiliates on the accompanying consolidated balance sheet.

Pursuant to the Partnership Agreement, during the three months ended March 31, 2007 and March 31, 2006 an affiliate of the General Partner advanced the Partnership approximately $117,000 and $452,000, respectively, to fund capital improvements and operating expenses at the investment property. Interest on advances is charged at the prime rate plus 2%, or 10.25% at March 31, 2007. Interest of approximately $44,000 and $30,000 was charged during the three months ended March 31, 2007 and 2006, respectively. At March 31, 2007, the Partnership owed approximately $1,819,000 of principal and accrued interest, which is included in due to affiliates on the accompanying consolidated balance sheet.  Subsequent to March 31, 2007, the General Partner advanced approximately $20,000 to the Partnership to fund property taxes at the Partnership’s investment property.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner.  During the three months ended March 31, 2007, the Partnership was charged by AIMCO and its affiliates approximately $47,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year.    The Partnership was charged by AIMCO and its affiliates approximately $44,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

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

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the General Partner have implemented national policies, procedures, third party audits and training and the General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy for the property for the three months ended March 31, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Lakewood Apartments	97%	88%
Tomball, Texas

The General Partner attributes the increase in occupancy at Lakewood Apartments to customer service and resident retention efforts.

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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2007 and 2006 was approximately $74,000 and $144,000, respectively. The decrease in net loss for the three months ended March 31, 2007 is due to an increase in total revenues partially offset by an increase in total expenses. Total revenues increased due to increases in rental and other income. Rental income increased due to an increase in occupancy and the average rental rate at Lakewood Apartments. Other income increased due to an increase in tenant utility reimbursements and late charges at Lakewood Apartments.

Total expenses increased for the three months ended March 31, 2007 due to increases in operating, depreciation and interest expenses, partially offset by a decrease in property tax expense.  General and administrative expenses remained comparable for both periods. Operating expenses increased for the three months ended March 31, 2007 due to increases in property, administrative, insurance and management fee expenses, partially offset by a decrease in maintenance expense. Property expenses increased due to an increase in utility expenses at Lakewood Apartments. Administrative expenses increased due to an increase in ad valorem tax service fees and a Texas gross margin tax that was effective January 1, 2007. Insurance expense increased as a result of an increase in premiums associated with policies maintained by the Partnership. Management fees increased due to the increase in rental income described above. Maintenance expense decreased as a result of a decrease in contract services at the investment property. Interest expense increased due to an increase in interest expense on advances from an affiliate of the General Partner due to a higher average balance outstanding and an increase in the interest rate charged on such advances partially offset by a decrease in interest expense on the mortgage encumbering the investment property as a result of scheduled principal payments which reduced the outstanding balance of the mortgage. Depreciation expense increased due to capital expenditures placed in service during the past twelve months, which are now being depreciated. Property tax expense decreased due to a successful appeal of the assessed value for a prior year and the resulting adjustment to the current year assessed value and property tax rate.

Included in general and administrative expense for the three months ended March 31, 2007 and 2006 are management reimbursements to the General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2007, the Partnership had cash and cash equivalents of approximately $72,000 compared to approximately $44,000 at March 31, 2006. The decrease in cash and cash equivalents of approximately $15,000 from December 31, 2006 is due to approximately $84,000 and $4,000 of cash used in investing and operating activities, respectively, partially offset by approximately $73,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements. Cash provided by financing activities consisted of advances received from an affiliate of the General Partner partially offset by principal payments on the mortgage encumbering the investment property. The Partnership invests its working capital reserves in interest bearing accounts.

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

Lakewood Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $74,000 of capital improvements at Lakewood Apartments consisting primarily of structural upgrades, plumbing fixtures, office computers, kitchen and bath counter top resurfacing, and appliance and floor covering replacements.  These improvements were funded from operating cash flow and advances from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from an affiliate of the General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  The mortgage indebtedness encumbering Lakewood Apartments of approximately $4,563,000 matures in January 2022, at which time the loan is scheduled to be fully amortized.

No distributions were made during the three months ended March 31, 2007 and 2006. Future cash distributions will depend on the levels of cash generated from operations and the timing of the property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amounts accrued and payable to affiliates of the General Partner at March 31, 2007, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,426 limited partnership units (the "Units") in the Partnership representing 51.72% of the outstanding Units at March 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.72% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGELES OPPORTUNITY PROPERTIES, LTD.

By: Angeles Realty Corporation II
General Partner

Date: May 11, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 11, 2007	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

ANGELES OPPORTUNITY PROPERTIES, LTD.

EXHIBIT INDEX

 Exhibit Number

Description of Exhibit

 3.1

Amendment Certificate and Agreement of the Limited Partnership filed in the Partnership's prospectus dated July 7, 1986, which is incorporated herein by reference.

10.10

Multifamily Note dated December 6, 2001, between Lakewood AOPL and GMAC Commercial Mortgage Corporation, a California Corporation, refinancing the mortgage encumbering Lakewood Apartments filed in Form 10-KSB for the fiscal year ended December 31, 2001 and is incorporated herein by reference.

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

Date: May 11, 2007

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

Date: May 11, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Angeles Realty Corporation II, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Angeles Opportunity Properties, Ltd. (the "Partnership"), for the quarterly period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 11, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 11, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.