Form 10QSB
period 2007-06-30
ANGELES OPPORTUNITY PROPERTIES LTD
filed 2007-08-14
CIK 789282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ANGELES OPPORTUNITY PROPERTIES, LTD.

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

June 30, 2007

Assets
Cash and cash equivalents		$ 80
Receivables and deposits		29
Other assets		241
Investment property:
Land	$ 540
Buildings and related personal property	7,886
	8,426
Less accumulated depreciation	(3,864)	4,562

		$ 4,912
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 37
Tenant security deposit liabilities		36
Accrued property taxes		72
Due to affiliates (Note B)		2,059
Other liabilities		99
Mortgage note payable		4,519

Partners' Deficit:
General partner	$ (178)
Limited partners (12,425 units issued and
outstanding)	(1,732)	(1,910)

		$ 4,912

See Accompanying Notes to Consolidated Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Rental income	$ 445	$ 423	$ 890	$ 804
Other income	64	44	118	82
Total revenues	509	467	1,008	886

Expenses:
Operating	261	273	544	550
General and administrative	34	27	63	55
Depreciation	95	88	189	171
Interest	133	125	264	244
Property taxes	36	55	72	111
Total expenses	559	568	1,132	1,131

Net loss	$ (50)	$ (101)	$ (124)	$ (245)

Net loss allocated to general
partner (1%)	$ (1)	$ (1)	$ (1)	$ (2)
Net loss allocated to limited
partners (99%)	(49)	(100)	(123)	(243)

	$ (50)	$ (101)	$ (124)	$ (245)

Net loss per limited partnership unit	$ (3.94)	$ (8.05)	$ (9.90)	$(19.56)

See Accompanying Notes to Consolidated Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	12,425	$ 1	$12,425	$12,426

Partners' deficit at
December 31, 2006	12,425	$ (177)	$(1,609)	$(1,786)

Net loss for the six months
ended June 30, 2007	--	(1)	(123)	(124)

Partners' deficit
at June 30, 2007	12,425	$ (178)	$(1,732)	$(1,910)

See Accompanying Notes to Consolidated Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$ (124)	$ (245)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Bad debt expense	24	15
Depreciation	189	171
Amortization of loan costs	5	5
Change in accounts:
Receivables and deposits	(6)	(11)
Other assets	(52)	(55)
Accounts payable	(19)	(23)
Due to affiliates	132	97
Tenant security deposit liabilities	(1)	1
Accrued property taxes	(75)	(97)
Other liabilities	--	11
Net cash provided by (used in) operating activities	73	(131)

Cash flows used in investing activities:
Property improvements and replacements	(131)	(332)

Cash flows from financing activities:
Payments on mortgage note payable	(88)	(81)
Advances from affiliate	139	533
Net cash provided by financing activities	51	452

Net decrease in cash and cash equivalents	(7)	(11)
Cash and cash equivalents at beginning of period	87	42

Cash and cash equivalents at end of period	$ 80	$ 31

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 161	$ 168
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in accounts
payable	$ 7	$ 22

Included in property improvements and replacements for the six months ended June 30, 2007 and 2006 are approximately $16,000 and $158,000, respectively, of improvements, which were included in accounts payable at December 31, 2006 and 2005, respectively.

See Accompanying Notes to Consolidated Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Opportunity Properties, Ltd. (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "General Partner" and a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s consolidated financial statements.

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

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007, but earlier adoption is encouraged. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its consolidated financial statements in the period of adoption.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $49,000 and $43,000 for the six months ended June 30, 2007 and 2006, which are included in operating expenses on the accompanying consolidated statements of operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $42,000 and $41,000 for the six months ended June 30, 2007 and 2006, respectively, which are included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the six months ended June 30, 2007 and 2006 are construction management services provided by an affiliate of the General Partner of approximately $8,000 and $16,000, respectively.  At June 30, 2007, approximately $170,000 in reimbursements and accrued interest was due to the General Partner and is included in due to affiliates on the accompanying consolidated balance sheet.

Pursuant to the Partnership Agreement, during the six months ended June 30, 2007 and 2006 an affiliate of the General Partner advanced the Partnership approximately $139,000 and $533,000, respectively, to fund capital improvements and operating expenses at the Partnership’s investment property. Interest on advances is charged at the prime rate plus 2%, or 10.25% at June 30, 2007. Interest of approximately $92,000 and $68,000 was charged during the six months ended June 30, 2007 and 2006, respectively. At June 30, 2007, the Partnership owed approximately $1,889,000 of principal and accrued interest, which is included in due to affiliates on the accompanying consolidated balance sheet.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner.  During the six months ended June 30, 2007, the Partnership was charged by AIMCO and its affiliates approximately $58,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $44,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief.  The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy for the property for the six months ended June 30, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Lakewood Apartments	97%	92%
Tomball, Texas

The General Partner attributes the increase in occupancy at Lakewood Apartments to increased customer service and resident retention efforts.

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

Results of Operations

The Partnership’s net loss for the three and six months ended June 30, 2007 was approximately $50,000 and $124,000, respectively, compared to net loss of approximately $101,000 and $245,000, respectively, for the three and six months ended June 30, 2006. The decrease in net loss for the three and six months ended June 30, 2007 is due to an increase in total revenues. Total revenues increased for both periods due to increases in both rental and other income. Rental income increased for both periods primarily due to increases in occupancy and the average rental rate, partially offset by an increase in bad debt expense at Lakewood Apartments. Other income increased for both periods primarily due to an increase in tenant utility reimbursements at Lakewood Apartments.

Total expenses remained relatively constant for both the three and six months ended June 30, 2007 as increases in general and administrative, depreciation and interest expenses were offset by decreases in operating and property tax expenses. The decrease in operating expenses for both periods is primarily due to decreases in contract maintenance and advertising expenses, partially offset by an increase in property management fees as a result of the increase in rental income at Lakewood Apartments. Property tax expense decreased for both periods due to a successful appeal of the assessed value and the resulting adjustment to the assessed value and tax rate. Depreciation expense increased for both periods due to property improvements and replacements placed into service at Lakewood Apartments during the last twelve months. Interest expense increased for both periods due to an increase in interest expense on advances from an affiliate of the General Partner as a result of a higher average outstanding balance and an increase in the variable interest rate charged on such advances.

The increase in general and administrative expenses for both the three and six months ended June 30, 2007 is primarily due to an increase in management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and six months ended June 30, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2007, the Partnership had cash and cash equivalents of approximately $80,000, compared to approximately $31,000 at June 30, 2006. The decrease in cash and cash equivalents of approximately $7,000, from December 31, 2006, is due to approximately $131,000 of cash used in investing activities, partially offset by approximately $73,000 and $51,000 of cash provided by operating and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements. Cash provided by financing activities consisted of advances received from an affiliate of the General Partner, partially offset by principal payments made on the mortgage encumbering the Partnership’s investment property. The Partnership invests its working capital reserves in interest bearing accounts.

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

Lakewood Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $122,000 of capital improvements at Lakewood Apartments, consisting primarily of major landscaping, plumbing upgrades, interior improvements, kitchen and bath upgrades, and floor covering replacement.  These improvements were funded from operating cash flow and advances from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from an affiliate of the General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  The mortgage indebtedness encumbering Lakewood Apartments of approximately $4,519,000 matures in January 2022, at which time the loan is scheduled to be fully amortized.

No distributions were made during the six months ended June 30, 2007 and 2006. Future cash distributions will depend on the levels of cash generated from operations and the timing of the property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amounts accrued and payable to affiliates of the General Partner at June 30, 2007, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,426 limited partnership units (the "Units") in the Partnership representing 51.72% of the outstanding Units at June 30, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.72% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief.  The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

ANGELES OPPORTUNITY PROPERTIES, LTD.

By: Angeles Realty Corporation II
General Partner

Date: August 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2007	By: /s/Stephen B. Waters
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

Date: August 13, 2007

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

Date: August 13, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Angeles Realty Corporation II, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Angeles Opportunity Properties, Ltd. (the "Partnership"), for the quarterly period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 13, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 13, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.