Form 10QSB
period 2007-09-30
ANGELES OPPORTUNITY PROPERTIES LTD
filed 2007-11-08
CIK 789282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ANGELES OPPORTUNITY PROPERTIES, LTD.

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2007

Assets
Cash and cash equivalents		$ 124
Receivables and deposits		30
Other assets		242
Investment property:
Land	$ 540
Buildings and related personal property	7,957
	8,497
Less accumulated depreciation	(3,959)	4,538

		$ 4,934
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 59
Tenant security deposit liabilities		37
Accrued property taxes		108
Due to affiliates (Note B)		2,125
Other liabilities		118
Mortgage note payable		4,475

Partners' Deficit:
General partner	$ (179)
Limited partners (12,425 units issued and
outstanding)	(1,809)	(1,988)

		$ 4,934

See Accompanying Notes to Consolidated Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Rental income	$ 449	$ 439	$ 1,339	$ 1,243
Other income	50	47	168	129
Total revenues	499	486	1,507	1,372

Expenses:
Operating	285	270	829	820
General and administrative	27	26	90	81
Depreciation	95	90	284	261
Interest	134	128	398	372
Property taxes	36	(23)	108	88
Total expenses	577	491	1,709	1,622

Net loss	$ (78)	$ (5)	$ (202)	$ (250)

Net loss allocated to general
partner (1%)	$ (1)	$ --	$ (2)	$ (2)
Net loss allocated to limited
partners (99%)	(77)	(5)	(200)	(248)
	$ (78)	$ (5)	$ (202)	$ (250)

Net loss per limited partnership unit	$ (6.20)	$ (0.40)	$(16.10)	$(19.96)

See Accompanying Notes to Consolidated Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	12,425	$ 1	$12,425	$12,426

Partners' deficit at
December 31, 2006	12,425	$ (177)	$(1,609)	$(1,786)

Net loss for the nine months
ended September 30, 2007	--	(2)	(200)	(202)

Partners' deficit at
September 30, 2007	12,425	$ (179)	$(1,809)	$(1,988)

See Accompanying Notes to Consolidated Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$ (202)	$ (250)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Bad debt expense	37	18
Depreciation	284	261
Amortization of loan costs	7	7
Change in accounts:
Receivables and deposits	(20)	(39)
Other assets	(55)	(29)
Accounts payable	--	(53)
Due to affiliates	198	155
Tenant security deposit liabilities	--	1
Accrued property taxes	(39)	(96)
Other liabilities	19	4
Net cash provided by (used in) operating activities	229	(21)

Cash flows used in investing activities:
Property improvements and replacements	(199)	(417)

Cash flows from financing activities:
Payments on mortgage note payable	(132)	(123)
Advances from affiliate	139	540
Net cash provided by financing activities	7	417

Net increase (decrease) in cash and cash equivalents	37	(21)

Cash and cash equivalents at beginning of period	87	42

Cash and cash equivalents at end of period	$ 124	$ 21

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 241	$ 249

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 10	$ 10

Included in property improvements and replacements for the nine months ended September 30, 2007 and 2006 are approximately $16,000 and $158,000, respectively, of property improvements and replacements, which were included in accounts payable at December 31, 2006 and 2005, respectively.

See Accompanying Notes to Consolidated Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Opportunity Properties, Ltd. (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "General Partner" and a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

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

In June 2007, the American Institute of Certified Public Accountants (the “AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007; however, the FASB has decided to issue an exposure draft that would indefinitely delay the effective date of SOP 07-1 until the FASB can reassess the provisions of SOP 07-1.  The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its consolidated financial statements in the period of adoption.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $75,000 and $67,000 for the nine months ended September 30, 2007 and 2006, which are included in operating expenses on the accompanying consolidated statements of operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $60,000 and $63,000 for the nine months ended September 30, 2007 and 2006, respectively, which are included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the nine months ended September 30, 2007 and 2006 are construction management services provided by an affiliate of the General Partner of approximately $12,000 and $23,000, respectively.  At September 30, 2007, approximately $187,000 in reimbursements and accrued interest was due to affiliates of the General Partner and is included in due to affiliates on the accompanying consolidated balance sheet.

Pursuant to the Partnership Agreement, during the nine months ended September 30, 2007 and 2006 an affiliate of the General Partner advanced the Partnership approximately $139,000 and $540,000, respectively, to fund capital improvements and operating expenses at the Partnership’s investment property. Interest on advances is charged at the prime rate plus 2%, or 9.75% at September 30, 2007. Interest of approximately $141,000 and $109,000 was charged during the nine months ended September 30, 2007 and 2006, respectively. At September 30, 2007, the Partnership owed approximately $1,938,000 of principal and accrued interest, which is included in due to affiliates on the accompanying consolidated balance sheet.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner.  During the nine months ended September 30, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $60,000 and $44,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy for the property for the nine months ended September 30, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Lakewood Apartments	97%	94%
Tomball, Texas

The General Partner attributes the increase in occupancy at Lakewood Apartments to increased customer service and resident retention efforts and improved economic conditions in the Houston area.

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

Results of Operations

The Partnership’s net loss for the three and nine months ended September 30, 2007 was approximately $78,000 and $202,000, respectively, compared to net loss of approximately $5,000 and $250,000, respectively, for the three and nine months ended September 30, 2006. The increase in net loss for the three months ended September 30, 2007 is due to an increase in total expenses, partially offset by an increase in total revenues. The decrease in net loss for the nine months ended September 30, 2007 is due to an increase in total revenues, partially offset by an increase in total expenses. Total revenues increased for the three months ended September 30, 2007 due to an increase in rental income. Total revenues increased for the nine months ended September 30, 2007 due to increases in both rental and other income. Rental income increased for both periods primarily due to increases in occupancy and the average rental rate, partially offset by an increase in bad debt expense at Lakewood Apartments. Other income increased for the nine months ended September 30, 2007 primarily due to an increase in tenant utility reimbursements at Lakewood Apartments.

The increase in total expenses for both the three and nine months ended September 30, 2007 is due to increases in operating, depreciation, interest and property tax expenses.  Also contributing to the increase in total expenses for the nine months ended September 30, 2007 was an increase in general and administrative expenses. The increase in operating expenses for the three months ended September 30, 2007 is due to increases in training and travel expenses and interior building repairs at Lakewood Apartments.  The increase in operating expenses for the nine months ended September 30, 2007 is due to increases in property management fees as a result of the increase in rental income at Lakewood Apartments and costs associated with the Partnership’s successful appeal of the assessed value of the property, partially offset by decreases in contract maintenance and advertising expenses at Lakewood Apartments.  Depreciation expense increased for both periods due to property improvements and replacements placed into service at Lakewood Apartments during the past twelve months. Interest expense increased for both periods due to an increase in interest expense on advances from an affiliate of the General Partner as a result of a higher average outstanding balance and an increase in the variable interest rate charged on such advances.  Property tax expense increased for both periods due to an adjustment recorded during the three months ended September 30, 2006 resulting from the Partnership’s successful appeal of the assessed value of the property.

The increase in general and administrative expenses for the nine months ended September 30, 2007 is primarily due to an increase in management reimbursements charged by the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and nine months ended September 30, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2007, the Partnership had cash and cash equivalents of approximately $124,000, compared to approximately $21,000 at September 30, 2006. The increase in cash and cash equivalents of approximately $37,000, from December 31, 2006, is due to approximately $229,000 and $7,000 of cash provided by operating and financing activities, respectively, partially offset by approximately $199,000 of cash used in investing activities. Cash provided by financing activities consisted of advances received from an affiliate of the General Partner, partially offset by principal payments made on the mortgage encumbering the Partnership’s investment property. Cash used in investing activities consisted of property improvements and replacements.  The Partnership invests its working capital reserves in interest bearing accounts.

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

During the nine months ended September 30, 2007, the Partnership completed approximately $193,000 of capital improvements at Lakewood Apartments, consisting primarily of major landscaping, air conditioning upgrades, exterior improvements, kitchen and bath upgrades, and floor covering replacement.  These improvements were funded from operating cash flow and advances from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from an affiliate of the General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  The mortgage indebtedness encumbering Lakewood Apartments of approximately $4,475,000 matures in January 2022, at which time the loan is scheduled to be fully amortized.

No distributions were made during the nine months ended September 30, 2007 and 2006. Future cash distributions will depend on the levels of cash generated from operations and the timing of the property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amounts accrued and payable to affiliates of the General Partner at September 30, 2007, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,426 limited partnership units (the "Units") in the Partnership representing 51.72% of the outstanding Units at September 30, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.72% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

ANGELES OPPORTUNITY PROPERTIES, LTD.

By: Angeles Realty Corporation II
General Partner

Date: November 8, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 8, 2007	By: /s/Stephen B. Waters
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