Form 10KSB
period 2007-12-31
ANGELES OPPORTUNITY PROPERTIES LTD
filed 2008-03-31
CIK 789282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Units of Limited Partnership Interest

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No [X]

State issuer's revenues for its most recent fiscal year.  $2,022,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2007.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one):  Yes [ ]; No [X]

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership.   Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1 of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The Partnership, through its public offering of Limited Partnership units, sold 12,425 units aggregating $12,425,000.  The General Partner contributed capital in the amount of $1,000 for a 1% interest in the Partnership.  Since its initial offering, the Partnership has not received, nor are the limited partners required to make, additional capital contributions. The General Partner intends to maximize the operating results and, ultimately, the net realizable value of the Partnership's property in order to achieve the best possible return for the investors. Such results may best be achieved by holding and operating the property or through a property sale or exchange, refinancing, debt restructuring or relinquishment of the asset. The Partnership evaluates its holding periodically to determine the most appropriate strategy for the asset.

The Partnership has no employees. Property management and administrative services are provided by the General Partner and by agents retained by the General Partner. An affiliate of the General Partner has been providing such property management services.

Risk Factors

The risk factors noted in this section and other factors noted throughout this Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

Failure to generate sufficient net operating income may limit the Partnership’s ability to repay advances from affiliates.

The Partnership’s ability to repay advances from affiliates depends on its ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Net operating income may be adversely affected by events or conditions beyond the Partnership’s control, including:

•

the general economic climate;

•

competition from other apartment communities and other housing options;

•

local conditions, such as loss of jobs or an increase in the supply of apartments, that might adversely affect apartment occupancy or rental rates;

•

changes in governmental regulations and the related cost of compliance;

•

increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents;

•

changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing; and

•

changes in interest rates and the availability of financing.

The Partnership’s existing and future debt financing could render it unable to operate, result in foreclosure on its property or prevent it from making distributions on its equity.

The Partnership’s strategy is generally to incur debt to increase the return on its equity while maintaining acceptable interest coverage ratios. Payments of principal and interest may leave the Partnership with insufficient cash resources to operate its property or pay distributions.  The Partnership is also subject to the risk that its cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If the Partnership fails to make required payments of principal and interest on secured debt, its lender could foreclose on the property securing such debt, which would result in loss of income and asset value to the Partnership.

Competition could limit the Partnership’s ability to lease apartments or increase or maintain rents.

The Partnership’s apartment property competes for residents with other housing alternatives, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in such market area could adversely affect the Partnership’s ability to lease apartments and to increase or maintain rental rates.

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership’s property, or restrict renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

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

Moisture infiltration and resulting mold remediation may be costly.

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

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Lakewood
Apartments	$8,585	$4,055	5-40 yrs	S/L	$5,208

See "Note A – Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation and capitalization policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2007	Rate(1)	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)
Lakewood Apartments
1st mortgage	$4,429	7.05%	240 months	01/2022	$ --

(1)

Fixed rate mortgage.

(2)

See “Note B – Mortgage Note Payable" to the consolidated financial statements included in "Item 7. Financial Statements” for information with respect to the Partnership's ability to prepay this loan and other specific details about the loan.

Schedule of Rental Rate and Occupancy

Average annual rental rates and occupancy for 2007 and 2006 for the property are as follows:

	Average Annual		Average Annual
	Rental Rate		Occupancy
	(per unit)
Property	2007	2006	2007	2006

Lakewood Apartments	$7,440	$7,091	97%	94%

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

Schedule of Real Estate Taxes and Rate

Real estate taxes and rate in 2007 for the property are as follows:

	2007	2007
	Billing	Rate
	(in thousands)

Lakewood Apartments	$143	2.61%

Capital Improvements

During the year ended December 31, 2007, the Partnership completed approximately $281,000 of capital improvements at Lakewood Apartments, consisting primarily of major landscaping, air conditioning upgrades, kitchen and bath upgrades, and appliance and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the General Partner.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, advances from an affiliate of the General Partner, or Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has until April 1, 2008 to file a Petition for Review with the California Supreme Court.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

Item 4.

Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matters through the solicitation of proxies or otherwise during the quarter ended December 31, 2007.

PART II

Item 5.

Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 12,425 limited partnership units (the "Units") during its offering period through June 25, 1988.  As of December 31, 2007, there are 12,420 Units issued and outstanding held by 876 Limited Partners of record. Affiliates of the General Partner owned 6,426 Units or 51.74% at December 31, 2007. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

No distributions were made during the years ended December 31, 2007 and 2006. Future cash distributions will depend on the levels of cash generated from operations, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amounts accrued and payable to affiliates of the General Partner at December 31, 2007, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2008 or subsequent periods. See “Item 2. Description of Property – Capital Improvements” for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,426 Units in the Partnership representing 51.74% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.74% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership’s net loss for the year ended December 31, 2007 was approximately $277,000, compared to net loss of approximately $313,000 for the year ended December 31, 2006. The decrease in net loss is due to an increase in total revenues, partially offset by an increase in total expenses. Total revenues increased due to increases in both rental and other income.  Rental income increased primarily due to increases in occupancy and the average rental rate, partially offset by an increase in bad debt expense at Lakewood Apartments. Other income increased primarily due to increases in tenant utility reimbursements, late charges and lease cancellation fees at Lakewood Apartments.

The increase in total expenses is due to increases in operating, depreciation, interest, property tax and general and administrative expenses.  The increase in operating expenses is primarily due to increases in property management fees as a result of the increase in rental income at Lakewood Apartments.  Depreciation expense increased due to property improvements and replacements placed into service at Lakewood Apartments during the past twelve months. Interest expense increased due to an increase in interest expense on advances from an affiliate of the General Partner as a result of a higher average outstanding balance.  Property tax expense increased due to the Partnership’s successful appeal of the 2005 assessed value of the property which resulted in an adjustment recorded during the year ended December 31, 2006.

The increase in general and administrative expenses is primarily due to an increase in management reimbursements charged by the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the years ended December 31, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2007, the Partnership had cash and cash equivalents of approximately $155,000, compared to approximately $87,000 at December 31, 2006. The increase in cash and cash equivalents of approximately $68,000 is due to approximately $370,000 of cash provided by operating activities, partially offset by approximately $263,000 and $39,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements.  Cash used in financing activities consisted of principal payments made on the mortgage encumbering the Partnership’s investment property, partially offset by advances received from an affiliate of the General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.  Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., an affiliate of the General Partner, although AIMCO Properties, L.P. is not obligated to provide such advances.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Lakewood Apartments of approximately $4,429,000 matures in January 2022, at which time the loan is scheduled to be fully amortized.

No distributions were made during the years ended December 31, 2007 and 2006. Future cash distributions will depend on the levels of cash generated from operations, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amounts accrued and payable to affiliates of the General Partner at December 31, 2007, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2008 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,426 limited partnership units (the "Units") in the Partnership representing 51.74% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.74% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2007

Consolidated Statements of Operations - Years ended December 31, 2007 and 2006

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2007 and 2006

Consolidated Statements of Cash Flows - Years ended December 31, 2007 and 2006

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Angeles Opportunity Properties, Ltd.

We have audited the accompanying consolidated balance sheet of Angeles Opportunity Properties, Ltd. as of December 31, 2007, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Opportunity Properties, Ltd. at December 31, 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 28, 2008

ANGELES OPPORTUNITY PROPERTIES, LTD.

CONSOLIDATED BALANCE SHEET

(in thousands, except unit data)

December 31, 2007

Assets
Cash and cash equivalents		$ 155
Receivables and deposits		26
Other assets		210
Investment property (Notes B and E):
Land	$ 540
Buildings and related personal property	8,045
	8,585
Less accumulated depreciation	(4,055)	4,530
		$ 4,921

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 66
Tenant security deposit liabilities		35
Due to affiliates (Note D)		2,191
Accrued property taxes		146
Other liabilities		117
Mortgage note payable (Note B)		4,429

Partners' Deficit
General partner	$ (180)
Limited partners (12,420 units issued and
outstanding)	(1,883)	(2,063)
		$ 4,921

See Accompanying Notes to Consolidated Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2007	2006
Revenues:
Rental income	$ 1,792	$ 1,691
Other income	230	183
Total revenues	2,022	1,874

Expenses:
Operating	1,124	1,103
General and administrative	119	107
Depreciation	380	353
Interest	530	501
Property taxes	146	123
Total expenses	2,299	2,187

Net loss (Note C)	$ (277)	$ (313)

Net loss allocated to general partner (1%)	$ (3)	$ (3)
Net loss allocated to limited partners (99%)	(274)	(310)
	$ (277)	$ (313)

Net loss per limited partnership unit	$(22.05)	$(24.95)

See Accompanying Notes to Consolidated Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	12,425	$ 1	$12,425	$12,426

Partners' deficit at
December 31, 2005	12,425	$ (174)	$(1,299)	$(1,473)

Net loss for the year ended
December 31, 2006	--	(3)	(310)	(313)

Partners' deficit at
December 31, 2006	12,425	(177)	(1,609)	(1,786)

Abandonment of Units (Note A)	(5)	--	--	--

Net loss for the year ended
December 31, 2007	--	(3)	(274)	(277)

Partners' deficit at
December 31, 2007	12,420	$ (180)	$(1,883)	$(2,063)

See Accompanying Notes to Consolidated Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$ (277)	$ (313)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	380	353
Amortization of loan costs	10	10
Bad debt expense	46	23
Change in accounts:
Receivables and deposits	(25)	(49)
Other assets	(26)	(2)
Accounts payable	(17)	(32)
Tenant security deposit liabilities	(2)	1
Accrued property taxes	(1)	(59)
Other liabilities	18	(4)
Due to affiliates	264	214
Net cash provided by operating activities	370	142

Cash flows used in investing activities:
Property improvements and replacements	(263)	(472)

Cash flows from financing activities:
Payments on mortgage note payable	(178)	(165)
Advances from affiliate	139	540
Net cash (used in) provided by financing activities	(39)	375

Net increase in cash and cash equivalents	68	45

Cash and cash equivalents at beginning of the year	87	42

Cash and cash equivalents at end of the year	$ 155	$ 87

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 319	$ 331

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 34	$ 16

Included in property improvements and replacements for the year ended December 31, 2006 are approximately $158,000 of property improvements and replacements which were included in accounts payable at December 31, 2005.

See Accompanying Notes to Consolidated Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Note A - Organization and Summary of Significant Accounting Policies

Organization: Angeles Opportunity Properties, Ltd. (the "Partnership" or "Registrant") is a California limited partnership organized in June 1984 to operate and hold residential and commercial real estate properties. The Partnership's general partner is Angeles Realty Corporation II ("ARC II" or the "General Partner"), which is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership will terminate on December 31, 2035, unless terminated prior to such date. As of December 31, 2007, the Partnership operates one residential property located in Texas.

Principles of Consolidation: The consolidated financial statements of the Partnership include its 99% limited partnership interest in Lakewood AOPL Ltd. The general partner of the consolidated partnership may be removed by the Partnership, therefore, the partnership is controlled and consolidated by the Partnership. All significant interentity balances have been eliminated.

Use of Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Allocations to Partners:

Allocations of Profits, Gains and Losses - In accordance with the partnership agreement (the "Partnership Agreement"), any gain from the sale or other disposition of Partnership assets will be allocated first to the General Partner to the extent of the amount of any Incentive Interest (as defined below) to which the General Partner is entitled.  Any gain remaining after said allocation will be allocated to the Partners in proportion to their interests in the Partnership; provided that the gain shall first be allocated to Partners with negative account balances, in proportion to such balances, in an amount equal to the sum of such negative capital account balances.  The Partnership will allocate other profits and losses 1% to the General Partner and 99% to the Limited Partners. Net loss per limited partnership unit (the “Units”) was computed by dividing the net loss allocated to the limited partners by the number of Units outstanding at the beginning of the fiscal year. Per Unit information has been computed based on 12,425 Units for both 2007 and 2006.

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

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the investment property and related personal property.  For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27½ years and (2) personal property additions over 5 years.

Cash and Cash Equivalents:  Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $137,000 at December 31, 2007 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Investment Property:  Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Costs”, and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2007 and 2006. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2007 and 2006.

Deferred Costs: Loan costs of approximately $199,000, net of accumulated amortization of approximately $59,000, are included in other assets in the accompanying consolidated balance sheet. The loan costs are amortized over the term of the related loan agreement. Amortization expense was approximately $10,000 for each of the years ended December 31, 2007 and 2006 and is included in interest expense on the accompanying consolidated statements of operations. Amortization expense is expected to be approximately $10,000 for each of the years 2008 through 2012.

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

Segment Reporting:  SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Advertising Costs:  Advertising costs of approximately $77,000 and $87,000 for the years ended December 31, 2007 and 2006, respectively, are charged to expense as incurred and are included in operating expenses.

Abandoned Units: During 2007, the number of Units decreased by 5 Units due to limited partners abandoning their Units. In abandoning his or her Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment.

Fair Value of Financial Instruments:  SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximates their fair values due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate is approximately $4,789,000.

Recent Accounting Pronouncements:  In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership is in the process of implementing SFAS No. 157; however, it has not completed its evaluation and thus has not yet determined the effect that SFAS No. 157 will have on the Partnership’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership adopted SFAS No. 159 on January 1, 2008, and at that time did not elect the fair value option for any of its financial instruments or other items within the scope of SFAS No. 159.

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

In June 2007, the American Institute of Certified Public Accountants (the “AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee. In February 2008, the FASB issued FASB Staff Position SOP 07-1-1 that indefinitely defers the effective date of SOP 07-1.

Note B – Mortgage Note Payable

The principal terms of the mortgage note payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2007	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)
Lakewood Apartments
1st mortgage	$4,429	$ 41	7.05%	01/2022	$ --

The mortgage note payable is a fixed rate mortgage that is non-recourse and is secured by a pledge of the Partnership’s property and by a pledge of revenues from the property.  The mortgage note payable includes a prepayment penalty if repaid prior to maturity.  Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2007, are as follows (in thousands):

2008	$ 191
2009	205
2010	219
2011	235
2012	253
Thereafter	3,326
$ 4,429

Note C – Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

	2007	2006

Net loss as reported	$ (277)	$ (313)
Add (deduct):
Depreciation differences	10	5
Unearned income	6	(21)
Miscellaneous	(16)	(22)

Federal taxable loss	$ (277)	$ (351)

Federal taxable income per
limited partnership unit	$ --	$ 0.01

For 2007 and 2006, allocation under the Internal Revenue Code Section 704(b) results in the limited partners being allocated a non-pro rata amount of taxable income or loss.

The following is a reconciliation between the Partnership’s reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net liabilities as reported	$(2,063)
Land and buildings	249
Accumulated depreciation	429
Syndication and distribution costs	1,838
Other	6
Net assets – Federal tax basis	$ 459

Note D – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership’s property as compensation for providing property management services. The Partnership paid to such affiliates approximately $100,000 and $93,000 for the years ended December 31, 2007 and 2006, respectively, which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $80,000 and $83,000 for the years ended December 31, 2007 and 2006, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the years ended December 31, 2007 and 2006 are construction management services provided by an affiliate of the General Partner of approximately $17,000 and $30,000, respectively.  At December 31, 2007, approximately $207,000 in reimbursements was due to affiliates of the General Partner and is included in due to affiliates.

Pursuant to the Partnership Agreement, during the years ended December 31, 2007 and 2006, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $139,000 and $540,000, respectively, to fund capital improvements and operating expenses at the investment property. Interest on advances is charged at the prime rate plus 2%, or 9.25% at December 31, 2007. Interest of approximately $187,000 and $151,000 was charged during the years ended December 31, 2007 and 2006, respectively. At December 31, 2007, the total outstanding advances and accrued interest due to AIMCO Properties, L.P. is approximately $1,984,000 and is included in due to affiliates on the accompanying consolidated balance sheet. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2007, AIMCO Properties, L.P. advanced approximately $12,000 to fund operating expenses at the investment property.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability, and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $47,000 and $44,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,426 Units in the Partnership representing 51.74% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.74% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note E – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrance	Land	Property	Acquisition
	(in thousands)			(in thousands)

Lakewood Apartments	$ 4,429	$ 483	$ 3,491	$ 4,611

Gross Amount At Which Carried
	At December 31, 2007
	(in thousands)
		Buildings
		And Related
		Related
		Personal		Accumulated	Date	Depreciable
Description	Land	Property	Total	Depreciation	Acquired	Life
				(in thousands)

Lakewood Apartments	$ 540	$8,045	$8,585	$4,055	11/01/89	5-40 yrs

Reconciliation of “Investment Property and Accumulated Depreciation”:

	Years Ended December 31,
	2007	2006
	(in thousands)
Investment Property
Balance at beginning of year	$8,304	$7,974
Property improvements and replacements	281	330
Balance at end of year	$8,585	$8,304

Accumulated Depreciation
Balance at beginning of year	$3,675	$3,322
Additions charged to expense	380	353
Balance at end of year	$4,055	$3,675

The aggregate cost of the investment property for Federal income tax purposes at December 31, 2007 and 2006 is approximately $8,834,000 and $8,553,000, respectively. Accumulated depreciation for Federal income tax purposes at December 31, 2007 and 2006 is approximately $3,626,000 and $3,256,000, respectively.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has until April 1, 2008 to file a Petition for Review with the California Supreme Court.

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

ITEM 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8A.

Controls and Procedures

(a)

Disclosure Controls and Procedures

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Partnership’s management; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2007, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8B.

Other Information

On March 27, 2008, AIMCO announced that Scott W. Fordham, Senior Vice President and Chief Accounting Officer of AIMCO and the General Partner, has announced his resignation.  Mr. Fordham has chosen to leave AIMCO to return to Texas to pursue an opportunity as chief accounting officer with an office REIT led by Tom August, the former CEO of Prentiss Properties Trust (“Prentiss”), with whom Mr. Fordham served as senior vice president and chief accounting officer prior to Prentiss’s 2006 merger with Brandywine Realty Trust.

Mr. Fordham will remain with AIMCO through the first quarter close in order to ensure an orderly transition.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The names of the directors and executive officers of Angeles Realty Corporation II (“ARC II”), the Partnership’s General Partner, their ages and the nature of all positions with ARC II presently held by them are as follows:

Name	Age	Position

Martha L. Long	48	Director and Senior Vice President
Harry G. Alcock	45	Director and Executive Vice President
Timothy Beaudin	49	Executive Vice President and Chief Development Officer
Lisa R. Cohn	39	Executive Vice President, General Counsel and Secretary
Patti K. Fielding	44	Executive Vice President – Securities and Debt; Treasurer
Thomas M. Herzog	45	Executive Vice President and Chief Financial Officer
Scott W. Fordham	40	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	46	Vice President

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

Harry G. Alcock was appointed as a Director of the General Partner in October 2004 and was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999. Mr. Alcock focuses on transactions related to AIMCO’s portfolio of properties in the western portion of the United States.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the General Partner and AIMCO in October 2005.  Prior to this time, beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Lisa R. Cohn was appointed Executive Vice President, General Counsel and Secretary of the General Partner and AIMCO in December 2007.  From January 2004 to December 2007, Ms. Cohn served as Senior Vice President and Assistant General Counsel of AIMCO.  Ms. Cohn joined AIMCO in July 2002 as Vice President and Assistant General Counsel.  Prior to joining AIMCO, Ms. Cohn was in private practice with the law firm of Hogan and Hartson LLP.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the General Partner in February 2004 and of AIMCO in February 2003.  Ms. Fielding was appointed Treasurer of AIMCO and the General Partner in January 2005.  Ms. Fielding is responsible for debt financing and the treasury department.  Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

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

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust from January 2006 through December 2006. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the General Partner.

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

AIMCO Properties, L.P. did not timely file a Form 4 disclosing the acquisition of 46 limited partnership units on January 12, 2007. The purchase was disclosed on a Form 5 filed February 14, 2008.

Item 10.

Executive Compensation

None of the directors and officers of the General Partner received any remuneration from the Partnership during the year ended December 31, 2007.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Units (the “Units”) of the Partnership as of December 31, 2007.

Entity	Number of Units	Percentage

AIMCO IPLP, L.P.	405	3.26%
(an affiliate of AIMCO)
Cooper River Properties, LLC	969	7.80%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	5,052	40.68%
(an affiliate of AIMCO)

Cooper River Properties, LLC and AIMCO IPLP, L.P. are indirectly and ultimately owned by AIMCO. Their business addresses are 55 Beattie Place, Greenville, SC  29601.

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

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $100,000 and $93,000 for the years ended December 31, 2007 and 2006, respectively, which are included in operating expenses on the consolidated statements of operations included in “Item 7. Financial Statements”.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $80,000 and $83,000 for the years ended December 31, 2007 and 2006, respectively, which is included in general and administrative expenses and investment property on the consolidated financial statements included in “Item 7. Financial Statements”.  The portion of these reimbursements included in investment property for the years ended December 31, 2007 and 2006 are construction management services provided by an affiliate of the General Partner of approximately $17,000 and $30,000, respectively.  At December 31, 2007, approximately $207,000 in reimbursements was due to affiliates of the General Partner and is included in due to affiliates on the consolidated balance sheet included in “Item 7. Financial Statements”.

Pursuant to the Partnership Agreement, during the years ended December 31, 2007 and 2006, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $139,000 and $540,000, respectively, to fund capital improvements and operating expenses at the investment property. Interest on advances is charged at the prime rate plus 2%, or 9.25% at December 31, 2007. Interest of approximately $187,000 and $151,000 was charged during the years ended December 31, 2007 and 2006, respectively. At December 31, 2007, the total outstanding advances and accrued interest due to AIMCO Properties, L.P. is approximately $1,984,000 and is included in due to affiliates on the accompanying consolidated balance sheet included in “Item 7. Financial Statements”. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2007, AIMCO Properties, L.P. advanced approximately $12,000 to fund operating expenses at the investment property.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability, and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $47,000 and $44,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,426 Units in the Partnership representing 51.74% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.74% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Neither of the General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2008.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2007 and 2006 are described below.

Audit Fees.  Fees for audit services totaled approximately $36,000 and $33,000 for 2007 and 2006, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $10,000 and $11,000 for 2007 and 2006, respectively.

SIGNATURES

In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGELES OPPORTUNITY PROPERTIES, LTD.

By: Angeles Realty Corporation II
General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 31, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 31, 2008
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 31, 2008
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 31, 2008
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