Form 10-Q
period 2008-03-31
ANGELES OPPORTUNITY PROPERTIES LTD
filed 2008-05-12
CIK 789282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[ ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SEURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission file number 0-16116

ANGELES OPPORTUNITY PROPERTIES, LTD.

(Exact name of registrant as specified in its charter)

California	95-4052473
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, PO Box 1089

Greenville, South Carolina  29602

(Address of principal executive offices)

(864) 239-1000

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ANGELES OPPORTUNITY PROPERTIES, LTD.

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 28	$ 155
Receivables and deposits	33	26
Other assets	246	210
Investment property:
Land	540	540
Buildings and related personal property	8,102	8,045
	8,642	8,585
Less accumulated depreciation	(4,154)	(4,055)
	4,488	4,530

	$ 4,795	$ 4,921
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 90	$ 66
Tenant security deposit liabilities	38	35
Due to affiliates (Note B)	2,262	2,191
Accrued property taxes	39	146
Other liabilities	100	117
Mortgage note payable	4,382	4,429
	6,911	6,984

Partners' Deficit:
General partner	(181)	(180)
Limited partners (12,420 units issued and
outstanding)	(1,935)	(1,883)
	(2,116)	(2,063)

	$ 4,795	$ 4,921

Note:

The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Rental income	$ 470	$ 445
Other income	55	54
Total revenues	525	499

Expenses:
Operating	288	283
General and administrative	29	29
Depreciation	99	94
Interest	125	131
Property taxes	37	36
Total expenses	578	573

Net loss	$ (53)	$ (74)

Net loss allocated to general partner (1%)	$ (1)	$ (1)
Net loss allocated to limited partners (99%)	(52)	(73)
	$ (53)	$ (74)

Net loss per limited partnership unit	$ (4.19)	$ (5.88)

See Accompanying Notes to Consolidated Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	12,425	$ 1	$12,425	$12,426

Partners' deficit at
December 31, 2007	12,420	$ (180)	$(1,883)	$(2,063)

Net loss for the three months
ended March 31, 2008	--	(1)	(52)	(53)

Partners' deficit at
March 31, 2008	12,420	$ (181)	$(1,935)	$(2,116)

See Accompanying Notes to Consolidated Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$ (53)	$ (74)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	99	94
Amortization of loan costs	2	2
Bad debt expense	8	11
Change in accounts:
Receivables and deposits	(15)	12
Other assets	(38)	(56)
Accounts payable	48	70
Due to affiliates	59	63
Accrued property taxes	(107)	(111)
Tenant security deposit liabilities	3	(2)
Other liabilities	(17)	(13)
Net cash used in operating activities	(11)	(4)

Cash flows used in investing activities:
Property improvements and replacements	(81)	(84)

Cash flows from financing activities:
Advances from affiliate	12	117
Payments on mortgage note payable	(47)	(44)
Net cash (used in) provided by financing activities	(35)	73

Net decrease in cash and cash equivalents	(127)	(15)
Cash and cash equivalents at beginning of period	155	87

Cash and cash equivalents at end of period	$ 28	$ 72

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 78	$ 81

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in accounts
payable	$ 10	$ 6

Included in property improvements and replacements for the three months ended March 31, 2008 and 2007 are approximately $34,000 and $16,000, respectively, of property improvements and replacements which were included in accounts payable at December 31, 2007 and 2006, respectively.

See Accompanying Notes to Consolidated Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Opportunity Properties, Ltd. (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "General Partner" and a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

Recent Accounting Pronouncement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 during the three months ended March 31, 2008, and at that time determined no transition adjustment was required.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $25,000 for each of the three months ended March 31, 2008 and 2007, which are included in operating expenses on the accompanying consolidated statements of operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $23,000 for each of the three months ended March 31, 2008 and 2007, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the three months ended March 31, 2008 and 2007 are construction management services provided by an affiliate of the General Partner of approximately $9,000 and $7,000, respectively.  At March 31, 2008 and December 31, 2007, approximately $225,000 and $207,000, respectively, in reimbursements and accrued interest was due to affiliates of the General Partner and is included in due to affiliates on the accompanying consolidated balance sheets.

Pursuant to the Partnership Agreement, during the three months ended March 31, 2008 and 2007, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $12,000 and $117,000, respectively, to fund operating expenses and capital improvements at the investment property. Interest on advances is charged at the prime rate plus 2%, or 7.25% at March 31, 2008. Interest of approximately $41,000 and $44,000 was charged during the three months ended March 31, 2008 and 2007, respectively. At March 31, 2008 and December 31, 2007, the total outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $2,037,000 and $1,984,000, respectively, and is included in due to affiliates on the consolidated balance sheets. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  Subsequent to March 31, 2008, AIMCO Properties, L.P. advanced approximately $75,000 to the Partnership to fund operating expenses at the Partnership’s investment property.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner.  During the three months ended March 31, 2008, the Partnership was charged by AIMCO and its affiliates approximately $23,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year.    The Partnership was charged by AIMCO and its affiliates approximately $47,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has filed a Petition for Review with the California Supreme Court.  The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy for the property for the three months ended March 31, 2008 and 2007:

	Average Occupancy
Property	2008	2007

Lakewood Apartments	97%	97%
Tomball, Texas

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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2008 and 2007 was approximately $53,000 and $74,000, respectively. The decrease in net loss is due to an increase in total revenues.  Total revenues increased due to an increase in rental income.  Other income remained relatively constant for the comparable periods.  Rental income increased due to an increase in the average rental rate at Lakewood Apartments.

Total expenses remained relatively constant for the comparable periods as increases in operating and depreciation expenses were substantially offset by a decrease in interest expense. General and administrative and property tax expenses remained relatively constant for the comparable periods. Operating expenses increased primarily due to an increase in contract services at the Partnership’s investment property. Depreciation expense increased due to property improvements and replacements placed in service during the past twelve months, which are now being depreciated.  The decrease in interest expense is primarily a result of scheduled principal payments made on the mortgage encumbering Lakewood Apartments, which reduced the carrying balance of the loan.

Included in general and administrative expenses for the three months ended March 31, 2008 and 2007 are management reimbursements to the General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2008, the Partnership had cash and cash equivalents of approximately $28,000, compared to approximately $72,000 at March 31, 2007. The decrease in cash and cash equivalents of approximately $127,000, from December 31, 2007, is due to approximately $81,000, $35,000 and $11,000 of cash used in investing, financing and operating activities, respectively. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments made on the mortgage encumbering the investment property, partially offset by advances received from an affiliate of the General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

Pursuant to the Partnership Agreement, during the three months ended March 31, 2008 and 2007, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $12,000 and $117,000, respectively, to fund operating expenses and capital improvements at the investment property. Interest on advances is charged at the prime rate plus 2%, or 7.25% at March 31, 2008. Interest of approximately $41,000 and $44,000 was charged during the three months ended March 31, 2008 and 2007, respectively. At March 31, 2008 and December 31, 2007, the total outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $2,037,000 and $1,984,000, respectively, and is included in due to affiliates on the consolidated balance sheets. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  Subsequent to March 31, 2008, AIMCO Properties, L.P. advanced approximately $75,000 to the Partnership to fund operating expenses at the Partnership’s investment property.

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

During the three months ended March 31, 2008, the Partnership completed approximately $57,000 of capital improvements at Lakewood Apartments, consisting primarily of kitchen and bath upgrades and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., an affiliate of the General Partner although AIMCO Properties, L.P. is not obligated to provide such advances.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  The mortgage indebtedness encumbering Lakewood Apartments of approximately $4,382,000 matures in January 2022, at which time the loan is scheduled to be fully amortized.

No distributions were made during the three months ended March 31, 2008 and 2007. Future cash distributions will depend on the levels of cash generated from operations, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amounts accrued and payable to affiliates of the General Partner at March 31, 2008, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2008 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,433 limited partnership units (the "Units") in the Partnership representing 51.80% of the outstanding Units at March 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.80% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

ITEM 4.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has filed a Petition for Review with the California Supreme Court.  The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGELES OPPORTUNITY PROPERTIES, LTD.

By: Angeles Realty Corporation II
General Partner

Date: May 9, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 9, 2008	By: /s/Stephen B. Waters
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