Form 10-Q
period 2008-06-30
ANGELES OPPORTUNITY PROPERTIES LTD
filed 2008-08-13
CIK 789282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ANGELES OPPORTUNITY PROPERTIES, LTD.

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 91	$ 155
Receivables and deposits	44	26
Other assets	217	210
Investment property:
Land	540	540
Buildings and related personal property	8,214	8,045
	8,754	8,585
Less accumulated depreciation	(4,256)	(4,055)
	(4,498)	4,530

	$ 4,850	$ 4,921
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 41	$ 66
Tenant security deposit liabilities	39	35
Due to affiliates (Note B)	2,392	2,191
Accrued property taxes	78	146
Other liabilities	108	117
Mortgage note payable	4,335	4,429
	6,993	6,984

Partners' Deficit:
General partner	(181)	(180)
Limited partners (12,420 units issued and
outstanding)	(1,962)	(1,883)
	(2,143)	(2,063)

	$ 4,850	$ 4,921

Note:

The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Rental income	$ 471	$ 445	$ 941	$ 890
Other income	66	64	121	118
Total revenues	537	509	1,062	1,008

Expenses:
Operating	277	261	565	544
General and administrative	31	34	60	63
Depreciation	102	95	201	189
Interest	121	133	246	264
Property taxes	33	36	70	72
Total expenses	564	559	1,142	1,132

Net loss	$ (27)	$ (50)	$ (80)	$ (124)

Net loss allocated to general
partner (1%)	$ --	$ (1)	$ (1)	$ (1)
Net loss allocated to limited
partners (99%)	(27)	(49)	(79)	(123)

	$ (27)	$ (50)	$ (80)	$ (124)

Net loss per limited partnership unit	$ (2.17)	$ (3.94)	$ (6.36)	$ (9.90)

See Accompanying Notes to Consolidated Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	12,425	$ 1	$12,425	$12,426

Partners' deficit at
December 31, 2007	12,420	$ (180)	$(1,883)	$(2,063)

Net loss for the six months
ended June 30, 2008	--	(1)	(79)	(80)

Partners' deficit
at June 30, 2008	12,420	$ (181)	$(1,962)	$(2,143)

See Accompanying Notes to Consolidated Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$ (80)	$ (124)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Bad debt expense	18	24
Depreciation	201	189
Amortization of loan costs	5	5
Change in accounts:
Receivables and deposits	(36)	(6)
Other assets	(12)	(52)
Accounts payable	(2)	(19)
Due to affiliates	114	132
Tenant security deposit liabilities	4	(1)
Accrued property taxes	(68)	(75)
Other liabilities	(9)	--
Net cash provided by operating activities	135	73

Cash flows used in investing activities:
Property improvements and replacements	(192)	(131)

Cash flows from financing activities:
Payments on mortgage note payable	(94)	(88)
Advances from affiliate	87	139
Net cash (used in) provided by financing activities	(7)	51

Net decrease in cash and cash equivalents	(64)	(7)
Cash and cash equivalents at beginning of period	155	87

Cash and cash equivalents at end of period	$ 91	$ 80

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 155	$ 161
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in accounts
payable	$ 11	$ 7

Included in property improvements and replacements for the six months ended June 30, 2008 and 2007 are approximately $34,000 and $16,000, respectively, of property improvements and replacements, which were included in accounts payable at December 31, 2007 and 2006, respectively.

See Accompanying Notes to Consolidated Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Opportunity Properties, Ltd. (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "General Partner" and a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $51,000 and $49,000 for the six months ended June 30, 2008 and 2007, respectively, which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $41,000 and $42,000 for the six months ended June 30, 2008 and 2007, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the six months ended June 30, 2008 and 2007 are construction management services provided by an affiliate of the General Partner of approximately $13,000 and $8,000, respectively.  At June 30, 2008 and December 31, 2007, approximately $242,000 and $207,000, respectively, of reimbursements and accrued interest was due to affiliates of the General Partner and is included in due to affiliates.

Pursuant to the Partnership Agreement, during the six months ended June 30, 2008 and 2007, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $87,000 and $139,000, respectively, to fund operating expenses and capital improvements at the investment property. Interest on advances is charged at the prime rate plus 2%, or 7.00% at June 30, 2008. Interest of approximately $79,000 and $92,000 was charged during the six months ended June 30, 2008 and 2007, respectively. At June 30, 2008 and December 31, 2007, the total outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $2,150,000 and $1,984,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner.  During the six months ended June 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $23,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $47,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  On May 21, 2008, the California Supreme Court denied Appellant’s Petition for Review.  Objector has until August 19, 2008 to file a petition for certiorari with the United States Supreme Court.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.  The General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy for the property for the six months ended June 30, 2008 and 2007:

	Average Occupancy
Property	2008	2007

Lakewood Apartments	96%	97%
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

Results of Operations

The Partnership’s net loss for the three and six months ended June 30, 2008 was approximately $27,000 and $80,000, respectively, compared to net loss of approximately $50,000 and $124,000 for the corresponding periods in 2007. The decrease in net loss for both periods is due to an increase in total revenues, partially offset by an increase in total expenses.

Total revenues increased for both periods due to an increase in rental income. Other income remained relatively constant for both periods. Rental income increased for both periods primarily due to an increase in the average rental rate, partially offset by a decrease in occupancy at the Partnership’s investment property.

Total expenses increased for both the three and six months ended June 30, 2008 due to increases in operating and depreciation expenses, partially offset by a decrease in interest expense.  Property tax and general and administrative expenses remained relatively constant for both periods.  Operating expenses increased for both periods due to an increase in utility expenses, partially offset by a decrease in routine maintenance expense at the property. Depreciation expense increased for both periods due to property improvements and replacements placed into service during the past twelve months at Lakewood Apartments. The decrease in interest expense is primarily a result of scheduled principal payments made on the mortgage encumbering Lakewood Apartments, which reduced the carrying balance of the loan, and a decrease in interest on advances from AIMCO Properties, L.P., as a result of a lower variable interest rate charged on such advances.

Included in general and administrative expenses for the three and six months ended June 30, 2008 and 2007 are management reimbursements to the General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2008, the Partnership had cash and cash equivalents of approximately $91,000, compared to approximately $80,000 at June 30, 2007. The decrease in cash and cash equivalents of approximately $64,000, from December 31, 2007, is due to approximately $192,000 and $7,000 of cash used in investing and financing activities, respectively, partially offset by approximately $135,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments made on the mortgage encumbering the investment property, partially offset by advances received from AIMCO Properties, L.P. The Partnership invests its working capital reserves in interest bearing accounts.

Pursuant to the Partnership Agreement, during the six months ended June 30, 2008 and 2007, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $87,000 and $139,000, respectively, to fund operating expenses and capital improvements at the investment property. Interest on advances is charged at the prime rate plus 2%, or 7.00% at June 30, 2008. Interest of approximately $79,000 and $92,000 was charged during the six months ended June 30, 2008 and 2007, respectively. At June 30, 2008 and December 31, 2007, the total outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $2,150,000 and $1,984,000, respectively, and is included in due to affiliates on the consolidated balance sheets. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

During the six months ended June 30, 2008, the Partnership completed approximately $169,000 of capital improvements at Lakewood Apartments, consisting primarily of kitchen and bath upgrades, HVAC improvements, and appliance and floor covering replacements. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  The mortgage indebtedness encumbering Lakewood Apartments of approximately $4,335,000 matures in January 2022, at which time the loan is scheduled to be fully amortized.

No distributions were made during the six months ended June 30, 2008 and 2007. Future cash distributions will depend on the levels of cash generated from operations, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amounts accrued and payable to affiliates of the General Partner at June 30, 2008, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2008 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,433 limited partnership units (the "Units") in the Partnership representing 51.80% of the outstanding Units at June 30, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.80% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

ITEM 4T.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  On May 21, 2008, the California Supreme Court denied Appellant’s Petition for Review.  Objector has until August 19, 2008 to file a petition for certiorari with the United States Supreme Court.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.  The General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGELES OPPORTUNITY PROPERTIES, LTD.

By: Angeles Realty Corporation II
General Partner

Date: August 13, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2008	By: /s/Stephen B. Waters
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