Form 10-Q
period 2008-09-30
ANGELES OPPORTUNITY PROPERTIES LTD
filed 2008-11-12
CIK 789282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ANGELES OPPORTUNITY PROPERTIES, LTD.

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 56	$ 155
Receivables and deposits	29	26
Other assets	215	210
Investment property:
Land	540	540
Buildings and related personal property	8,514	8,045
	9,054	8,585
Less accumulated depreciation	(4,362)	(4,055)
	4,692	4,530

	$ 4,992	$ 4,921
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 247	$ 66
Tenant security deposit liabilities	39	35
Due to affiliates (Note B)	2,472	2,191
Accrued property taxes	105	146
Other liabilities	123	117
Mortgage note payable	4,287	4,429
	7,273	6,984

Partners' Deficit:
General partner	(182)	(180)
Limited partners (12,420 units issued and
outstanding)	(2,099)	(1,883)
	(2,281)	(2,063)

	$ 4,992	$ 4,921

Note: The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Rental income	$ 445	$ 449	$ 1,386	$ 1,339
Other income	57	50	178	168
Total revenues	502	499	1,564	1,507

Expenses:
Operating (Note C)	354	285	919	829
General and administrative	33	27	93	90
Depreciation	106	95	307	284
Interest	120	134	366	398
Property taxes	27	36	97	108
Total expenses	640	577	1,782	1,709

Net loss	$ (138)	$ (78)	$ (218)	$ (202)

Net loss allocated to general
partner (1%)	$ (1)	$ (1)	$ (2)	$ (2)
Net loss allocated to limited
partners (99%)	(137)	(77)	(216)	(200)
	$ (138)	$ (78)	$ (218)	$ (202)

Net loss per limited partnership
unit	$(11.03)	$ (6.20)	$(17.39)	$(16.10)

See Accompanying Notes to Consolidated Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	12,425	$ 1	$12,425	$12,426

Partners' deficit at
December 31, 2007	12,420	$ (180)	$(1,883)	$(2,063)

Net loss for the nine months
ended September 30, 2008	--	(2)	(216)	(218)

Partners' deficit at
September 30, 2008	12,420	$ (182)	$(2,099)	$(2,281)

See Accompanying Notes to Consolidated Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$ (218)	$ (202)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Bad debt expense	43	37
Depreciation	307	284
Amortization of loan costs	7	7
Change in accounts:
Receivables and deposits	(46)	(20)
Other assets	(12)	(55)
Accounts payable	48	--
Due to affiliates	172	198
Tenant security deposit liabilities	4	--
Accrued property taxes	(41)	(39)
Other liabilities	6	19
Net cash provided by operating activities	270	229

Cash flows used in investing activities:
Property improvements and replacements	(336)	(199)

Cash flows from financing activities:
Payments on mortgage note payable	(142)	(132)
Advances from affiliate	109	139
Net cash (used in) provided by financing activities	(33)	7

Net (decrease) increase in cash and cash equivalents	(99)	37

Cash and cash equivalents at beginning of period	155	87

Cash and cash equivalents at end of period	$ 56	$ 124

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 231	$ 241

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 167	$ 10

Included in property improvements and replacements for the nine months ended September 30, 2008 and 2007 are approximately $34,000 and $16,000, respectively, of property improvements and replacements, which were included in accounts payable at December 31, 2007 and 2006, respectively.

See Accompanying Notes to Consolidated Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Opportunity Properties, Ltd. (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "General Partner" and a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $77,000 and $75,000 for the nine months ended September 30, 2008 and 2007, respectively, which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $72,000 and $60,000 for the nine months ended September 30, 2008 and 2007, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the nine months ended September 30, 2008 and 2007 are construction management services provided by an affiliate of the General Partner of approximately $28,000 and $12,000, respectively.  At September 30, 2008 and December 31, 2007, approximately $262,000 and $207,000, respectively, of reimbursements and accrued interest was due to affiliates of the General Partner and is included in due to affiliates.

Pursuant to the Partnership Agreement, during the nine months ended September 30, 2008 and 2007, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $109,000 and $139,000, respectively, to fund operating expenses and capital improvements at the investment property. Interest on advances is charged at the prime rate plus 2%, or 7.00% at September 30, 2008. Interest of approximately $117,000 and $141,000 was charged during the nine months ended September 30, 2008 and 2007, respectively. At September 30, 2008 and December 31, 2007, the total outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $2,210,000 and $1,984,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to September 30, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $306,000 to fund operations and capital improvements at Lakewood Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner.  During the nine months ended September 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $41,000 for insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $47,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C – Casualty Event

In September 2008, Lakewood Apartments sustained damages from Hurricane Ike.  The damages are estimated to be approximately $200,000, including clean up costs of approximately $50,000. The Partnership does not expect to recognize a loss as insurance proceeds are anticipated to be sufficient to cover the cost of any damages. For the three and nine months ended September 30, 2008, the estimated clean up costs of approximately $50,000 are included in operating expenses.

Note D – Contingencies

The Partnership has previously disclosed in its quarterly, annual and current reports the legal proceedings related to the Nuanes and Heller actions. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeal had remanded the matter for further findings. On August 31, 2006, an objector filed an appeal from the order. The Court of Appeal issued an opinion on February 20, 2008, affirming the order approving the settlement and judgment entered thereto, and the California Supreme Court thereafter denied the objector’s petition for review.  All appeals have now been exhausted, and the Court’s order approving the settlement and entering judgment is now final. Payments associated with the settlement were disbursed during September 2008.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the three months ended September 30, 2008, the Partnership was charged approximately $6,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy for the property for the nine months ended September 30, 2008 and 2007:

	Average Occupancy
Property	2008	2007

Lakewood Apartments	95%	97%
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

Results of Operations

The Partnership’s net loss for the three and nine months ended September 30, 2008 was approximately $138,000 and $218,000, respectively, compared to net loss of approximately $78,000 and $202,000 for the corresponding periods in 2007. The increase in net loss for the three months ended September 30, 2008 is due to an increase in total expenses. The increase in net loss for the nine months ended September 30, 2008 is due to an increase in total expenses, partially offset by an increase in total revenues.

Total expenses increased for both the three and nine months ended September 30, 2008 due to increases in operating and depreciation expenses, partially offset by decreases in interest and property tax expenses. Also contributing to the increase in total expenses for the three months ended September 30, 2008 was an increase in general and administrative expenses, which remained relatively constant for the nine months ended September 30, 2008. Operating expenses increased for both periods primarily due to clean up costs associated with the casualty discussed below. The increase in operating expenses for the three months ended September 30, 2008 was also due to an increase in contract maintenance expense at Lakewood Apartments. The increase in operating expenses for the nine months ended September 30, 2008 was also due to an increase in utility expenses at the property. Depreciation expense increased for both periods due to property improvements and replacements placed into service during the past twelve months at Lakewood Apartments. The decrease in interest expense is primarily a result of scheduled principal payments made on the mortgage encumbering Lakewood Apartments, which reduced the carrying balance of the loan, and a decrease in interest on advances from AIMCO Properties, L.P., as a result of a lower variable interest rate charged on such advances. The decrease in property tax expense for both periods is primarily due to the successful appeal which resulted in a decrease in the assessed value of the property.

The increase in general and administrative expenses for the three months ended September 30, 2008 is primarily due to an increase in costs associated with the annual audit and tax return required by the Partnership Agreement. Also included in general and administrative expenses for the three and nine months ended September 30, 2008 and 2007 are management reimbursements to the General Partner as allowed under the Partnership Agreement and costs associated with the quarterly and annual communications with investors and regulatory agencies.

In September 2008, Lakewood Apartments sustained damages from Hurricane Ike. The damages are estimated to be approximately $200,000, including clean up costs of approximately $50,000. The Partnership does not expect to recognize a loss as insurance proceeds are anticipated to be sufficient to cover the cost of any damages.  For the three and nine months ended September 30, 2008, the estimated clean up costs of approximately $50,000 are included in operating expenses.

Total revenues remained relatively constant for the three months ended September 30, 2008, as both rental and other income remained relatively constant. Total revenues increased for the nine months ended September 30, 2008 due to increases in both rental and other income. The increase in rental income for the nine months ended September 30, 2008 is due to an increase in the average rental rate, partially offset by a decrease in occupancy at the property. The increase in other income for the nine months ended September 30, 2008 is primarily due to increases in tenant application fees at the Partnership’s investment property.

Liquidity and Capital Resources

At September 30, 2008, the Partnership had cash and cash equivalents of approximately $56,000, compared to approximately $124,000 at September 30, 2007. The decrease in cash and cash equivalents of approximately $99,000, from December 31, 2007, is due to approximately $336,000 and $33,000 of cash used in investing and financing activities, respectively, partially offset by approximately $270,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments made on the mortgage encumbering the investment property, partially offset by advances received from AIMCO Properties, L.P. The Partnership invests its working capital reserves in interest bearing accounts.

Pursuant to the Partnership Agreement, during the nine months ended September 30, 2008 and 2007, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $109,000 and $139,000, respectively, to fund operating expenses and capital improvements at the investment property. Interest on advances is charged at the prime rate plus 2%, or 7.00% at September 30, 2008. Interest of approximately $117,000 and $141,000 was charged during the nine months ended September 30, 2008 and 2007, respectively. At September 30, 2008 and December 31, 2007, the total outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $2,210,000 and $1,984,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to September 30, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $306,000 to fund operations and capital improvements at Lakewood Apartments.

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

During the nine months ended September 30, 2008, the Partnership completed approximately $469,000 of capital improvements at Lakewood Apartments, consisting primarily of kitchen and bath upgrades, HVAC improvements, interior improvements, appliance and floor covering replacements and construction related to the casualty discussed above. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property. In September 2008, the Partnership entered into a contract of approximately $615,000 to undergo roof replacement as a result of the casualty discussed above, of which approximately $154,000 was incurred during the nine months ended September 30, 2008. While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, insurance proceeds, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  The mortgage indebtedness encumbering Lakewood Apartments of approximately $4,287,000 matures in January 2022, at which time the loan is scheduled to be fully amortized.

No distributions were made during the nine months ended September 30, 2008 and 2007. Future cash distributions will depend on the levels of cash generated from operations, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amounts accrued and payable to affiliates of the General Partner at September 30, 2008, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2008 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,433 limited partnership units (the "Units") in the Partnership representing 51.80% of the outstanding Units at September 30, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.80% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Partnership has previously disclosed in its quarterly, annual and current reports the legal proceedings related to the Nuanes and Heller actions. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeal had remanded the matter for further findings. On August 31, 2006, an objector filed an appeal from the order. The Court of Appeal issued an opinion on February 20, 2008, affirming the order approving the settlement and judgment entered thereto, and the California Supreme Court thereafter denied the objector’s petition for review.  All appeals have now been exhausted, and the Court’s order approving the settlement and entering judgment is now final. Payments associated with the settlement were disbursed during September 2008.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the three months ended September 30, 2008, the Partnership was charged approximately $6,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

ITEM 6.     EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGELES OPPORTUNITY PROPERTIES, LTD.

By: Angeles Realty Corporation II
General Partner

Date: November 12, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 12, 2008	By: /s/Stephen B. Waters
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