Form 10-K
period 2008-12-31
ANGELES OPPORTUNITY PROPERTIES LTD
filed 2009-03-24
CIK 789282

                                          UNITED STATES

                               SECURITIES AND EXCHANGE COMMISSION

                                      WASHINGTON, DC  20549

                                            Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the fiscal year ended December 31, 2008

or

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

                Registrant's telephone number, including area code (864) 239-1000

                   Securities registered pursuant to Section 12(b) of the Act:

                                              None

                   Securities registered pursuant to Section 12(g) of the Act:

                              Units of Limited Partnership Interest

                                        (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked prices of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The Partnership, through its public offering of Limited Partnership units, sold 12,425 units aggregating $12,425,000.  The General Partner contributed capital in the amount of $1,000 for a 1% interest in the Partnership. Since its initial offering, the Partnership has not received, nor are the limited partners required to make, additional capital contributions. The General Partner seeks to maximize the operating results and, ultimately, the net realizable value of the Partnership's property in order to achieve the best possible return for the investors. Such results may best be achieved by holding and operating the property or through a property sale or exchange, refinancing, debt restructuring or relinquishment of the asset. The Partnership evaluates its holding periodically to determine the most appropriate strategy for the asset.

The Partnership has no employees. Property management and administrative services are provided by the General Partner and by agents retained by the General Partner. An affiliate of the General Partner has been providing such property management services.

Item 1A.    Risk Factors

The risk factors noted in this section and other factors noted throughout this Annual Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

The Partnership’s existing and future debt financing could render it unable to operate, result in foreclosure on its property, prevent it from making distributions on its equity or otherwise adversely affect its liquidity.

The Partnership is subject to the risk that its cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If the Partnership fails to make required payments of principal and interest on secured debt, its lender could foreclose on the property securing such debt, which would result in loss of income and asset value to the Partnership.  Payments of principal and interest may leave the Partnership with insufficient cash resources to operate its property or pay distributions.

Disruptions in the financial markets could affect the Partnership’s ability to obtain financing and the cost of available financing and could adversely affect the Partnership’s liquidity.

The Partnership’s ability to obtain financing and the cost of such financing depends on the overall condition of the United States credit markets and the level of involvement of certain government sponsored entities, specifically, Federal Home Loan Mortgage Corporation, or Freddie Mac, and Federal National Mortgage Association, or Fannie Mae, in secondary credit markets.  Recently the United States credit markets have experienced significant liquidity disruptions, which have caused the spreads on debt financings to widen considerably and have made obtaining financing more difficult.  Further or prolonged disruptions in the credit markets could result in Freddie Mac or Fannie Mae reducing their level of involvement in secondary credit markets which would adversely affect the Partnership’s ability to obtain non-recourse property debt financing.

Failure to generate sufficient net operating income may limit the Partnership’s ability to fund necessary capital expenditures or the Partnership’s ability to repay advances from affiliates.

The Partnership’s ability to fund necessary capital expenditures on its property depends on its ability to generate net operating income in excess of required debt payments.  If the Partnership is unable to fund capital expenditures on its property, the Partnership may not be able to preserve the competitiveness of its property, which could adversely affect the Partnership’s net operating income.

The Partnership’s ability to repay advances from affiliates depends on its ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Net operating income and liquidity may be adversely affected by events or conditions beyond the Partnership’s control, including:

  the general economic climate;
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
  changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing; and
  changes in interest rates and the availability of financing.

Competition could limit the Partnership’s ability to lease apartments or increase or maintain rents.

The Partnership’s apartment property competes for residents with other housing alternatives, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in a particular area could adversely affect the Partnership’s ability to lease apartments and to increase or maintain rental rates.  The current challenges in the credit and housing markets have increased housing inventory that competes with the Partnership’s property.

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership’s property, or affect  renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA in connection with the ongoing operation of its property.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

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

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Item 2.     Property

The following table sets forth the Partnership's investment in property:

Date of
Property	Purchase	Type of Ownership	Use

LakewoodApartments	11/01/89	Fee ownership subject to	Apartment
Tomball, Texas		a first mortgage (1)	256 units

(1)   The property is held by a limited partnership in which the Partnership owns a 99% interest.

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Lakewood
Apartments	$9,404	$4,238	5-40 yrs	S/L	$6,111

See "Note A – Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's depreciation and capitalization policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2008	Rate(1)	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)
Lakewood Apartments
1st mortgage	$4,238	7.05%	240 months	01/2022	$ --

(1)   Fixed rate mortgage.

(2)   See “Note B – Mortgage Note Payable" to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data” for information with respect to the Partnership's ability to prepay this loan and other specific details about the loan.

Schedule of Rental Rate and Occupancy

Average annual rental rates and occupancy for 2008 and 2007 for the property are as follows:

	Average Annual		Average Annual
	Rental Rate		Occupancy
	(per unit)
Property	2008	2007	2008	2007

LakewoodApartments	$7,829	$7,440	95%	97%

As noted under "Item 1. Business", the real estate industry is highly competitive. The property is subject to competition from other residential apartment complexes in the area. The General Partner believes that the property is adequately insured. The residential property is an apartment complex which leases its units for lease terms of one year or less. No tenant leases 10% or more of the available rental space. The property is in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rate

Real estate taxes and rate in 2008 for the property are as follows:

	2008	2008
	Billing	Rate
	(in thousands)

LakewoodApartments	$159	2.69%

Capital Improvements

During the year ended December 31, 2008, the Partnership completed approximately $1,311,000 of capital improvements at Lakewood Apartments, consisting primarily of air conditioning and plumbing upgrades, kitchen and bath upgrades, HVAC improvements, interior improvements, appliance and floor covering replacements and construction related to a casualty as discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves, insurance proceeds, or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the fourth quarter of 2008, the Partnership paid approximately $6,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matters through the solicitation of proxies or otherwise during the quarter ended December 31, 2008.

                                        PART II

Item 5.     Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership, offered and sold 12,425 limited partnership units (the "Units") during its offering period through June 25, 1988.  As of December 31, 2008, there are 12,420 Units issued and outstanding held by 832 Limited Partners of record. Affiliates of the General Partner owned 6,433 Units or 51.80% at December 31, 2008. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

No distributions were made during the years ended December 31, 2008 and 2007. Future cash distributions will depend on the levels of cash generated from operations, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amounts accrued and payable to affiliates of the General Partner at December 31, 2008, there can be no assurance that the Partnership will generate sufficient funds from operations, after capital expenditures, to permit any distributions to its partners in 2009 or subsequent periods. See “Item 2. Property – Capital Improvements” for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,433 Units in the Partnership representing 51.80% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.80% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The Partnership’s net loss for the year ended December 31, 2008 was approximately $460,000, compared to approximately $277,000 for the year ended December 31, 2007. The increase in net loss is due to an increase in total expenses, partially offset by an increase in total revenues. Total expenses increased due to increases in operating and depreciation expenses, partially offset by a decrease in interest expense. Property tax and general and administrative expenses remained relatively constant for the year ended December 31, 2008. Operating expenses increased primarily due to clean up costs associated with the casualty discussed below and an increase in utility expenses at Lakewood Apartments. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months at Lakewood Apartments. The decrease in interest expense is primarily a result of scheduled principal payments made on the mortgage encumbering Lakewood Apartments, which reduced the carrying balance of the loan, and a decrease in interest on advances from AIMCO Properties, L.P., as a result of a lower variable interest rate charged on such advances.

Included in general and administrative expenses for the years ended December 31, 2008 and 2007 are management reimbursements to the General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

In September 2008, Lakewood Apartments sustained damages from Hurricane Ike. The damages were approximately $1,076,000, including clean up costs of approximately $211,000. During the year ended December 31, 2008, the Partnership removed approximately $256,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. The Partnership does not expect to recognize a loss as insurance proceeds are anticipated to be sufficient to cover the cost of any damages.  For the year ended December 31, 2008, the clean up costs of approximately $211,000 are included in operating expenses. Subsequent to December 31, 2008, the Partnership received insurance proceeds of approximately $1,011,000 to cover the damages.

Total revenues increased due to increases in both rental and other income.  Rental income increased primarily due to an increase in the average rental rate, partially offset by a decrease in occupancy at Lakewood Apartments. Other income increased primarily due to an increase in cable television revenue.

Liquidity and Capital Resources

At December 31, 2008, the Partnership had cash and cash equivalents of approximately $277,000, compared to approximately $155,000 at December 31, 2007. The increase in cash and cash equivalents of approximately $122,000 is due to approximately $1,051,000 and $254,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $1,183,000 of cash used in investing activities. Cash provided by financing activities consisted of advances received from AIMCO Properties, L.P., partially offset by principal payments made on the mortgage encumbering the Partnership’s investment property. Cash used in investing activities consisted of property improvements and replacements.  The Partnership invests its working capital reserves in interest bearing accounts.

Pursuant to the Partnership Agreement, during the years ended December 31, 2008 and 2007, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $1,242,000 and $139,000, respectively, to fund capital improvements and operating expenses at the investment property. Interest on advances is charged at the prime rate plus 2%, or 5.25% at December 31, 2008. Interest of approximately $166,000 and $187,000 was charged during the years ended December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, the total outstanding advances and accrued interest due to AIMCO Properties, L.P. are approximately $3,392,000 and $1,984,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.  Capital expenditures will be incurred only if cash is available from operations, insurance proceeds, Partnership reserves or advances from AIMCO Properties, L.P., an affiliate of the General Partner, although AIMCO Properties, L.P. is not obligated to provide such advances.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Lakewood Apartments of approximately $4,238,000 matures in January 2022, at which time the loan is scheduled to be fully amortized.

No distributions were made during the years ended December 31, 2008 and 2007. Future cash distributions will depend on the levels of cash generated from operations, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amounts accrued and payable to affiliates of the General Partner at December 31, 2008, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2009 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,433 limited partnership units (the "Units") in the Partnership representing 51.80% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.80% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data". The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership’s operating results and consolidated financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas.  The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Item 8.     Financial Statements and Supplementary Data

ANGELES OPPORTUNITY PROPERTIES, LTD.

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheets - December 31, 2008 and 2007

Consolidated Statements of Operations - Years ended December 31, 2008 and 2007

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows - Years ended December 31, 2008 and 2007

      Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Angeles Opportunity Properties, Ltd.

We have audited the accompanying consolidated balance sheets of Angeles Opportunity Properties, Ltd. as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Opportunity Properties, Ltd. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 19, 2009

                        ANGELES OPPORTUNITY PROPERTIES, LTD.

                             CONSOLIDATED BALANCE SHEETS

                          (in thousands, except unit data)

	December 31,
Assets	2008	2007
Cash and cash equivalents	$ 277	$ 155
Receivables and deposits	299	26
Other assets	198	210
Investment property (Notes B, E and F):
Land	540	540
Buildings and related personal property	8,864	8,045
	9,404	8,585
Less accumulated depreciation	(4,238)	(4,055)
	5,166	4,530
	$ 5,940	$ 4,921

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 240	$ 66
Tenant security deposit liabilities	43	35
Due to affiliates (Note D)	3,675	2,191
Accrued property taxes	159	146
Other liabilities	108	117
Mortgage note payable (Note B)	4,238	4,429
	8,463	6,984

Partners' Deficit
General partner	(185)	(180)
Limited partners (12,420 units issued and
outstanding)	(2,338)	(1,883)
	(2,523)	(2,063)
	$ 5,940	$ 4,921

See Accompanying Notes to Consolidated Financial Statements

                        ANGELES OPPORTUNITY PROPERTIES, LTD.

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                        (in thousands, except per unit data)

	Years Ended December 31,
	2008	2007
Revenues:
Rental income	$ 1,845	$ 1,792
Other income	248	230
Total revenues	2,093	2,022

Expenses:
Operating (Note F)	1,361	1,124
General and administrative	126	119
Depreciation	419	380
Interest	495	530
Property taxes	152	146
Total expenses	2,553	2,299

Net loss (Note C)	$ (460)	$ (277)

Net loss allocated to general partner (1%)	$ (5)	$ (3)
Net loss allocated to limited partners (99%)	(455)	(274)
	$ (460)	$ (277)

Net loss per limited partnership unit	$(36.63)	$(22.05)

See Accompanying Notes to Consolidated Financial Statements

                        ANGELES OPPORTUNITY PROPERTIES, LTD.

               CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                          (in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	12,425	$ 1	$12,425	$12,426

Partners' deficit at
December 31, 2006	12,425	$ (177)	$(1,609)	$(1,786)

Abandonment of Units (Note A)	(5)	--	--	--

Net loss for the year ended
December 31, 2007	--	(3)	(274)	(277)

Partners' deficit at
December 31, 2007	12,420	(180)	(1,883)	(2,063)

Net loss for the year ended
December 31, 2008	--	(5)	(455)	(460)

Partners' deficit at
December 31, 2008	12,420	$ (185)	$(2,338)	$(2,523)

See Accompanying Notes to Consolidated Financial Statements

                        ANGELES OPPORTUNITY PROPERTIES, LTD.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (in thousands)

	Years Ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$ (460)	$ (277)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	419	380
Amortization of loan costs	10	10
Bad debt expense	49	46
Change in accounts:
Receivables and deposits	(66)	(25)
Other assets	2	(26)
Accounts payable	46	(17)
Tenant security deposit liabilities	8	(2)
Accrued property taxes	13	(1)
Other liabilities	(9)	18
Due to affiliates	242	264
Net cash provided by operating activities	254	370

Cash flows used in investing activities:
Property improvements and replacements	(1,183)	(263)

Cash flows from financing activities:
Payments on mortgage note payable	(191)	(178)
Advances from affiliate	1,242	139
Net cash provided by (used in) financing activities	1,051	(39)

Net increase in cash and cash equivalents	122	68

Cash and cash equivalents at beginning of the year	155	87

Cash and cash equivalents at end of the year	$ 277	$ 155

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 306	$ 319

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 162	$ 34

Included in property improvements and replacements for the year ended December 31, 2007 are approximately $16,000 of property improvements and replacements which were included in accounts payable at December 31, 2006.

See Accompanying Notes to Consolidated Financial Statements

                        ANGELES OPPORTUNITY PROPERTIES, LTD.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  December 31, 2008

Note A - Organization and Summary of Significant Accounting Policies

Organization: Angeles Opportunity Properties, Ltd. (the "Partnership" or "Registrant") is a California limited partnership organized in June 1984 to operate and hold residential and commercial real estate properties. The Partnership's general partner is Angeles Realty Corporation II ("ARC II" or the "General Partner"), which is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership will terminate on December 31, 2035, unless terminated prior to such date. As of December 31, 2008, the Partnership operates one residential property located in Texas.

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

Allocations to Partners:

Allocations of Profits, Gains and Losses- In accordance with the partnership agreement (the "Partnership Agreement"), any gain from the sale or other disposition of Partnership assets will be allocated first to the General Partner to the extent of the amount of any Incentive Interest (as defined below) to which the General Partner is entitled.  Any gain remaining after said allocation will be allocated to the Partners in proportion to their interests in the Partnership; provided that the gain shall first be allocated to Partners with negative account balances, in proportion to such balances, in an amount equal to the sum of such negative capital account balances.  The Partnership will allocate other profits and losses 1% to the General Partner and 99% to the Limited Partners. Net loss per limited partnership unit (the “Units”) was computed by dividing the net loss allocated to the limited partners by the number of Units outstanding at the beginning of the fiscal year. Per Unit information has been computed based on 12,420 and 12,425 Units for 2008 and 2007, respectively.

Distributions- Except as discussed below, the Partnership will allocate distributions 1% to the General Partner and 99% to the Limited Partners.

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

Cash and Cash Equivalents:  Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $244,000 and $137,000 at December 31, 2008 and 2007, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Investment Property:  Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Costs”, and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2008 and 2007. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2008 and 2007.

Deferred Costs: Loan costs of approximately $199,000 at both December 31, 2008 and 2007, net of accumulated amortization of approximately $69,000 and $59,000, respectively, are included in other assets in the accompanying consolidated balance sheet. The loan costs are amortized over the term of the related loan agreement.Amortization expense was approximately $10,000 for each of the years ended December 31, 2008 and 2007 and is included in interest expense on the accompanying consolidated statements of operations. Amortization expense is expected to be approximately $10,000 for each of the years 2009 through 2013.

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

Advertising Costs:  Advertising costs of approximately $64,000 and $77,000 for the years ended December 31, 2008 and 2007, respectively, are charged to expense as incurred and are included in operating expenses.

Abandoned Units: During 2007, the number of Units decreased by 5 Units due to limited partners abandoning their Units. In abandoning his or her Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment.

Fair Value of Financial Instruments:  SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximates their fair values due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate approximates its carrying value.

Recent Accounting Pronouncements:  In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 effective January 1, 2008, and at that time determined no transition adjustment was required.

Note B – Mortgage Note Payable

The principal terms of the mortgage note payable are as follows:

	Principal		Monthly			Principal
	Balance At		Payment	Stated		Balance
	December 31,		Including	Interest	Maturity	Due At
Property	2008	2007	Interest	Rate	Date	Maturity
	(in thousands)					(in thousands)
Lakewood
Apartments
1st mortgage	$4,238	$4,429	$ 41	7.05%	01/2022	$ --

The mortgage note payable is a fixed rate mortgage that is non-recourse and is secured by a pledge of the Partnership’s property and by a pledge of revenues from the property.  The mortgage note payable includes a prepayment penalty if repaid prior to maturity.  Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2008, are as follows (in thousands):

2009	$ 205
2010	219
2011	235
2012	253
2013	271
Thereafter	3,055
$ 4,238

Note C – Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

	2008	2007

Net loss as reported	$ (460)	$ (277)
Add (deduct):
Depreciation differences	11	10
Unearned income	16	6
Miscellaneous	(27)	(16)

Federal taxable loss	$ (460)	$ (277)

Federal taxable income per
limited partnership unit	$ 0.06	$ --

For 2008 and 2007, allocation under the Internal Revenue Code Section 704(b) results in the limited partners being allocated a non-pro rata amount of taxable income or loss.

The following is a reconciliation between the Partnership’s reported amounts and Federal tax basis of net assets and liabilities (in thousands):

	2008	2007
Net liabilities as reported	$(2,523)	$(2,063)
Land and buildings	249	249
Accumulated depreciation	440	429
Syndication and distribution costs	1,838	1,838
Other	(6)	6
Net (liabilities) assets – Federal tax basis	$ (2)	$ 459

Note D – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership’s property as compensation for providing property management services. The Partnership paid to such affiliates approximately $103,000 and $100,000 for the years ended December 31, 2008 and 2007, respectively, which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $163,000 and $80,000 for the years ended December 31, 2008 and 2007, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the years ended December 31, 2008 and 2007 are construction management services provided by an affiliate of the General Partner of approximately $101,000 and $17,000, respectively.  At December 31, 2008 and 2007, approximately $283,000 and $207,000, respectively, of reimbursements and accrued interest were due to affiliates of the General Partner and are included in due to affiliates.

Pursuant to the Partnership Agreement, during the years ended December 31, 2008 and 2007, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $1,242,000 and $139,000, respectively, to fund capital improvements and operating expenses at the investment property. Interest on advances is charged at the prime rate plus 2%, or 5.25% at December 31, 2008. Interest of approximately $166,000 and $187,000 was charged during the years ended December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, the total outstanding advances and accrued interest due to AIMCO Properties, L.P. are approximately $3,392,000 and $1,984,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability, and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2008 and 2007, the Partnership was charged by AIMCO and its affiliates approximately $43,000 and $47,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,433 Units in the Partnership representing 51.80% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.80% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note E – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrance	Land	Property	Acquisition
	(in thousands)			(in thousands)

LakewoodApartments	$ 4,238	$ 483	$ 3,491	$ 5,430

Gross Amount At Which Carried
	At December 31, 2008
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date	Depreciable
Description	Land	Property	Total	Depreciation	Acquired	Life
				(in thousands)

Lakewood
Apartments	$ 540	$8,864	$9,404	$4,238	11/01/89	5-40 yrs

Reconciliation of “Investment Property and Accumulated Depreciation”:

	Years Ended December 31,
	2008	2007
	(in thousands)
Investment Property
Balance at beginning of year	$8,585	$8,304
Property improvements and replacements	1,311	281
Disposal of assets	(492)	--
Balance at end of year	$9,404	$8,585

Accumulated Depreciation
Balance at beginning of year	$4,055	$3,675
Additions charged to expense	419	380
Disposal of assets	(236)	--
Balance at end of year	$4,238	$4,055

The aggregate cost of the investment property for Federal income tax purposes at December 31, 2008 and 2007 is approximately $10,145,000 and $8,834,000, respectively. Accumulated depreciation for Federal income tax purposes at December 31, 2008 and 2007 is approximately $4,034,000 and $3,626,000, respectively.

Note F – Casualty Event

In September 2008, Lakewood Apartments sustained damages from Hurricane Ike. The damages were approximately $1,076,000, including clean up costs of approximately $211,000. During the year ended December 31, 2008, the Partnership removed approximately $256,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. The Partnership does not expect to recognize a loss as insurance proceeds are anticipated to be sufficient to cover the cost of any damages.  For the year ended December 31, 2008, the clean up costs of approximately $211,000 are included in operating expenses. Subsequent to December 31, 2008, the Partnership received insurance proceeds of approximately $1,011,000 to cover the damages.

Note G – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the fourth quarter of 2008, the Partnership paid approximately $6,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

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

ITEM 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2008, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The names of the directors and executive officers of Angeles Realty Corporation II (“ARC II” or the “General Partner”), the Partnership’s general partner, their ages and the nature of all positions with ARC II presently held by them are set forth below. There are no family relationships between or among any officers or directors.

Name	Age	Position

Steven D. Cordes	37	Director and Senior Vice President
Harry G. Alcock	46	Director and Executive Vice President
Timothy J. Beaudin	50	President and Chief Operating Officer
David R. Robertson	43	President and Chief Financial Officer
Lisa R. Cohn	40	Executive Vice President, General Counsel and Secretary
Patti K. Fielding	45	Executive Vice President – Securities and Debt; Treasurer
Paul Beldin	35	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	47	Vice President

Steven D. Cordes was appointed as a Director of the General Partner effective March 2, 2009.  Mr. Cordes has been a Senior Vice President of the General Partner and AIMCO since May 2007.  Mr. Cordes was appointed Senior Vice President – Structured Equity in May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.

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

Timothy J. Beaudin was appointed Executive Vice President and Chief Development Officer of the General Partner and AIMCO in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the General Partner and AIMCO in October 2008.  Mr. Beaudin was promoted to President and Chief Operating Officer of AIMCO in February 2009. Mr. Beaudin oversees conventional and affordable property operations and information technology, in addition to redevelopment and construction services.  He is also responsible for asset management for conventional properties.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

David R. Robertson was appointed President and Chief Investment Officer of AIMCO in February 2009, and on March 1, 2009, he also became Chief Financial Officer of AIMCO and the General Partner.  Mr. Robertson joined AIMCO as Executive Vice President in February 2002 and has served as Chief Investment Officer since March 2007.  In addition to serving as AIMCO’s chief financial officer, Mr. Robertson is responsible for portfolio strategy, capital allocation, investments, joint ventures, asset management and transaction activities.  Since February 1996, Mr. Robertson has served as Chairman of Robeks Corporation, a 150-unit privately held chain of specialty food stores that he founded.

Paul Beldin was appointed Senior Vice President and Chief Accounting Officer of AIMCO and the General Partner in May 2008.  Mr. Beldin joined AIMCO in May 2008.  Prior to that, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

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

The board of directors of the General Partner does not have a separate audit committee. As such, the board of directors of the General Partner fulfills the functions of an audit committee. The board of directors has determined that Steven D. Cordes meets the requirement of an "audit committee financial expert".

The directors and officers of the General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 11.    Executive Compensation

None of the directors and officers of the General Partner received any remuneration from the Partnership during the year ended December 31, 2008.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Units (the “Units”) of the Partnership as of December 31, 2008.

Entity	Number of Units	Percentage

AIMCO IPLP, L.P.	405	3.26%
(an affiliate of AIMCO)
CooperRiverProperties, LLC	969	7.80%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	5,059	40.74%
(an affiliate of AIMCO)

Cooper River Properties, LLC and AIMCO IPLP, L.P. are indirectly and ultimately owned by AIMCO. Their business addresses are 55 Beattie Place, Greenville, SC  29601.

AIMCO Properties, L.P. is indirectly and ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

No director or officer of the General Partner owns any Units.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $103,000 and $100,000 for the years ended December 31, 2008 and 2007, respectively, which are included in operating expenses on the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $163,000 and $80,000 for the years ended December 31, 2008 and 2007, respectively, which is included in general and administrative expenses and investment property on the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.  The portion of these reimbursements included in investment property for the years ended December 31, 2008 and 2007 are construction management services provided by an affiliate of the General Partner of approximately $101,000 and $17,000, respectively.  At December 31, 2008 and 2007, approximately $283,000 and $207,000, respectively, of reimbursements were due to affiliates of the General Partner and are included in due to affiliates on the consolidated balance sheets included in “Item 8. Financial Statements and Supplementary Data”.

Pursuant to the Partnership Agreement, during the years ended December 31, 2008 and 2007, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $1,242,000 and $139,000, respectively, to fund capital improvements and operating expenses at the investment property. Interest on advances is charged at the prime rate plus 2%, or 5.25% at December 31, 2008. Interest of approximately $166,000 and $187,000 was charged during the years ended December 31, 2008 and 2007, respectively. At December 31, 2007, the total outstanding advances and accrued interest due to AIMCO Properties, L.P. are approximately $3,392,000 and $1,984,000, respectively, and are included in due to affiliates on the consolidated balance sheets included in “Item 8. Financial Statements and Supplementary Data”. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability, and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2008 and 2007, the Partnership was charged by AIMCO and its affiliates approximately $43,000 and $47,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,433 Units in the Partnership representing 51.80% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.80% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Neither of the General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

Item 14.    Principal Accounting Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2009.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2008 and 2007 are described below.

Audit Fees.  Fees for audit services totaled approximately $41,000 and $36,000 for 2008 and 2007, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $10,000 for both 2008 and 2007.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)   The following consolidated financial statements of the Registrant are included in Item 8:

Consolidated Balance Sheets at December 31, 2008 and 2007.

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007.

Consolidated Statements of Changes in Partners' Deficit for the years ended December 31, 2008 and 2007.

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007.

Notes to Consolidated Financial Statements.

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)   Exhibits:

      See Exhibit index.

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGELES OPPORTUNITY PROPERTIES, LTD.

By: Angeles Realty Corporation II
General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 23, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 23, 2009
Harry G. Alcock	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 23, 2009
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Vice President	Date: March 23, 2009
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