Form 10-Q
period 2009-03-31
ANGELES OPPORTUNITY PROPERTIES LTD
filed 2009-05-15
CIK 789282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

[X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ANGELES OPPORTUNITY PROPERTIES, LTD.

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 78	$ 277
Receivables and deposits	30	299
Restricted escrow (Note C)	1,011	--
Other assets	291	198
Investment property:
Land	540	540
Buildings and related personal property	8,994	8,864
	9,534	9,404
Less accumulated depreciation	(4,353)	(4,238)
	5,181	5,166

	$ 6,591	$ 5,940
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 274	$ 240
Tenant security deposit liabilities	44	43
Due to affiliates (Note B)	3,748	3,675
Accrued property taxes	42	159
Other liabilities	181	108
Mortgage note payable	4,188	4,238
	8,477	8,463

Partners' Deficit:
General partner	(179)	(185)
Limited partners (12,420 units issued and
outstanding)	(1,707)	(2,338)
	(1,886)	(2,523)

	$ 6,591	$ 5,940

Note: The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Rental income	$ 481	$ 470
Other income	56	55
Total revenues	537	525

Expenses:
Operating	196	288
General and administrative	29	29
Depreciation	123	99
Interest	138	125
Property taxes	44	37
Total expenses	530	578

Casualty gain (Note C)	630	--

Net income (loss)	$ 637	$ (53)

Net income (loss) allocated to general partner (1%)	$ 6	$ (1)
Net income (loss) allocated to limited partners (99%)	631	(52)
	$ 637	$ (53)

Net income (loss) per limited partnership unit	$ 50.81	$ (4.19)

See Accompanying Notes to Consolidated Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	12,425	$ 1	$12,425	$12,426

Partners' deficit at
December 31, 2008	12,420	$ (185)	$(2,338)	$(2,523)

Net income for the three months
ended March 31, 2009	--	6	631	637

Partners' deficit at
March 31, 2009	12,420	$ (179)	$(1,707)	$(1,886)

See Accompanying Notes to Consolidated Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$ 637	$ (53)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	123	99
Amortization of loan costs	2	2
Casualty gain	(630)	--
Change in accounts:
Receivables and deposits	(38)	(7)
Other assets	(95)	(38)
Accounts payable	61	48
Due to affiliates	73	59
Accrued property taxes	(117)	(107)
Tenant security deposit liabilities	1	3
Other liabilities	8	(17)
Net cash provided by (used in) operating activities	25	(11)

Cash flows used in investing activities:
Property improvements and replacements	(174)	(81)

Cash flows from financing activities:
Advances from affiliate	--	12
Payments on mortgage note payable	(50)	(47)
Net cash used in financing activities	(50)	(35)

Net decrease in cash and cash equivalents	(199)	(127)
Cash and cash equivalents at beginning of period	277	155

Cash and cash equivalents at end of period	$ 78	$ 28

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 75	$ 78

Supplemental disclosure of non-cash activities:
Property improvements and replacements included in accounts
payable	$ 135	$ 10
Insurance proceeds held on deposit with the mortgage lender	$ 1,011	$ --

Included in property improvements and replacements for the three months ended March 31, 2009 and 2008 are approximately $162,000 and $34,000, respectively, of property improvements and replacements, which were included in accounts payable at December 31, 2008 and 2007, respectively.

See Accompanying Notes to Consolidated Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Opportunity Properties, Ltd. (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "General Partner" and a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Certain reclassifications have been made to the 2008 balances to conform to the 2009 presentation.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $27,000 and $25,000 for the three months ended March 31, 2009 and 2008, respectively, which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $85,000 and $23,000 for the three months ended March 31, 2009 and 2008, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the three months ended March 31, 2009 and 2008 are construction management services provided by an affiliate of the General Partner of approximately $73,000 and $9,000, respectively.  At March 31, 2009 and December 31, 2008, approximately $298,000 and $283,000, respectively, of reimbursements and accrued interest was due to affiliates of the General Partner and are included in due to affiliates.

Pursuant to the Partnership Agreement, during the three months ended March 31, 2008, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $12,000 to fund operating expenses and capital improvements at the investment property. There were no such advances during the three months ended March 31, 2009. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement.  The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the General Partner review the market rate adjustment quarterly.  The interest rates on outstanding advances at March 31, 2009 ranged from 4.13% to 9.94%. Interest of approximately $58,000 and $41,000 was charged during the three months ended March 31, 2009 and 2008, respectively. At March 31, 2009 and December 31, 2008, the total outstanding advances and accrued interest due to AIMCO Properties, L.P. were approximately $3,450,000 and $3,392,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2009, the Partnership repaid approximately $740,000 of advances and accrued interest from the receipt of insurance proceeds.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner.  During the three months ended March 31, 2009, the Partnership was charged by AIMCO and its affiliates approximately $56,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $43,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Casualty Event

In September 2008, Lakewood Apartments sustained damages from Hurricane Ike. The damages were approximately $1,099,000, including clean up costs of approximately $204,000. During the fourth quarter 2008, the Partnership removed approximately $256,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. For the year ended December 31, 2008, the clean up costs were included in operating expenses. During the three months ended March 31, 2009, the Partnership received insurance proceeds of approximately $895,000 to cover the damages and approximately $51,000 for clean up costs, which were held on deposit with the mortgage lender at March 31, 2009.  The Partnership recognized a casualty gain of approximately $630,000 due to the receipt of insurance proceeds, partially offset by the net write off of undepreciated damaged assets of approximately $265,000.  Subsequent to March 31, 2009, the insurance proceeds were released to the Partnership.  For the three months ended March 31, 2009, the proceeds received to cover clean up costs are reflected as a reduction of operating expenses.

Note D – Contingencies

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

Note E - Subsequent Event

In April 2009, the Partnership entered into a sale contract with a third party relating to the sale of Lakewood Apartments. The sale is expected to close during the second quarter of 2009. The Partnership determined that certain criteria of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets”, were not met at March 31, 2009 and therefore continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

            OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy for the property for the three months ended March 31, 2009 and 2008:

	Average Occupancy
Property	2009	2008

Lakewood Apartments	97%	97%
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

Results of Operations

The Partnership’s net income for the three months ended March 31, 2009 was approximately $637,000, compared to a net loss of approximately $53,000 for the corresponding period in 2008.  The increase in net income is due to the recognition of a casualty gain in 2009, a decrease in total expenses and an increase in total revenues.

In September 2008, Lakewood Apartments sustained damages from Hurricane Ike. The damages were approximately $1,099,000, including clean up costs of approximately $204,000. During the fourth quarter 2008, the Partnership removed approximately $256,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. For the year ended December 31, 2008, the clean up costs were included in operating expenses. During the three months ended March 31, 2009, the Partnership received insurance proceeds of approximately $895,000 to cover the damages and approximately $51,000 for clean up costs, which were held on deposit with the mortgage lender at March 31, 2009.  The Partnership recognized a casualty gain of approximately $630,000 due to the receipt of insurance proceeds, partially offset by the net write off of undepreciated damaged assets of approximately $265,000.  Subsequent to March 31, 2009, the insurance proceeds were released to the Partnership.  For the three months ended March 31, 2009, the proceeds received to cover clean up costs are reflected as a reduction of operating expenses.

Total expenses decreased due to a decrease in operating expenses, partially offset by increases in depreciation, interest and property tax expenses. General and administrative expenses remained constant for the comparable periods. Operating expense decreased due to decreases in utilities, payroll and related benefits, advertising expenses and the receipt of insurance proceeds to cover clean up costs related to the casualty discussed above at Lakewood Apartments.  Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months at Lakewood Apartments.  Interest expense increased due to an increase in interest on advances from AIMCO Properties, L.P., as a result of a higher average advance balance.  Property tax expense increased due to an increase in the assessed value of the property.

Included in general and administrative expenses for the three months ended March 31, 2009 and 2008 are management reimbursements to the General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased due to an increase in rental income.  Other income remained relatively constant for the comparable periods.  Rental income increased due to an increase in the average rental rate at Lakewood Apartments.

Liquidity and Capital Resources

At March 31, 2009, the Partnership had cash and cash equivalents of approximately $78,000, compared to approximately $28,000 at March 31, 2008. The decrease in cash and cash equivalents of approximately $199,000, from December 31, 2008, is due to approximately $174,000 and $50,000 of cash used in investing and financing activities, respectively, partially offset by approximately $25,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments made on the mortgage encumbering the Partnership’s investment property. The Partnership invests its working capital reserves in interest bearing accounts.

Pursuant to the Partnership Agreement, during the three months ended March 31, 2008, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $12,000 to fund operating expenses and capital improvements at the investment property. There were no such advances during the three months ended March 31, 2009. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement.  The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the General Partner review the market rate adjustment quarterly.  The interest rates on outstanding advances at March 31, 2009 ranged from 4.13% to 9.94%. Interest of approximately $58,000 and $41,000 was charged during the three months ended March 31, 2009 and 2008, respectively. At March 31, 2009 and December 31, 2008, the total outstanding advances and accrued interest due to AIMCO Properties, L.P. are approximately $3,450,000 and $3,392,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2009, the Partnership repaid approximately $740,000 of advances and accrued interest from insurance proceeds.

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

During the three months ended March 31, 2009, the Partnership completed approximately $147,000 of capital improvements at Lakewood Apartments, consisting primarily of signage, major landscaping, kitchen and bath upgrades, appliance and floor covering replacements and construction related to the casualty discussed above. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of advances to affiliates) of the Partnership. The mortgage indebtedness encumbering Lakewood Apartments of approximately $4,188,000 matures in January 2022, at which time the loan is scheduled to be fully amortized.

No distributions were made during the three months ended March 31, 2009 and 2008. Future cash distributions will depend on the levels of cash generated from operations, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amounts accrued and payable to affiliates of the General Partner at March 31, 2009, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2009 or subsequent periods.

In April 2009, the Partnership entered into a sale contract with a third party relating to the sale of Lakewood Apartments. The sale is expected to close during the second quarter of 2009. The Partnership determined that certain criteria of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets”, were not met at March 31, 2009 and therefore continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,433 limited partnership units (the "Units") in the Partnership representing 51.80% of the outstanding Units at March 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.80% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

ANGELES OPPORTUNITY PROPERTIES, LTD.

By: Angeles Realty Corporation II
General Partner

Date: May 14, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 14, 2009	By: /s/Stephen B. Waters
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

10.12       Purchase and Sale Contract between Lakewood AOPL, a Texas limited partnership, and Solid Goods Corporation, a California corporation, incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 7, 2009.

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