Form 10-Q
period 2009-06-30
ANGELES OPPORTUNITY PROPERTIES LTD
filed 2009-08-14
CIK 789282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ANGELES OPPORTUNITY PROPERTIES, LTD.

CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION

(Unaudited)

 (in thousands)

June 30, 2009

Assets
Cash and cash equivalents	$ 173
Receivables	108
281
Liabilities
Accounts payable	12
Due to affiliates (Note C)	11
Other liabilities	151
Estimated costs during the period of liquidation (Note B)	76
250

Net assets in liquidation	$ 31

See Accompanying Notes to Consolidated Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

                             CONSOLIDATED BALANCE SHEET

                          (in thousands, except unit data)

                                  December 31, 2008

Assets held for Sale
Cash and cash equivalents	$ 277
Receivables and deposits	299
Other assets	198
Investment property:
Land	540
Buildings and related personal property	8,864
9,404
Less accumulated depreciation	(4,238)
5,166
$ 5,940

Liabilities and Partners' Deficit
Liabilities related to Assets held for Sale
Accounts payable	$ 240
Tenant security deposit liabilities	43
Due to affiliates (Note C)	3,675
Accrued property taxes	159
Other liabilities	108
Mortgage note payable	4,238
8,463

Partners' Deficit
General partner	(185)
Limited partners (12,420 units issued and
outstanding)	(2,338)
(2,523)
$ 5,940

Note: The consolidated balance sheet has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Income from continuing operations	$ --	$ --	$ --	$ --
Income (loss) from discontinued operations:
Revenues:
Rental income	305	471	786	941
Other income	10	66	66	121
Total revenues	315	537	852	1,062

Expenses:
Operating	383	277	579	565
General and administrative	29	31	58	60
Depreciation	77	102	200	201
Interest	87	121	225	246
Property taxes	47	33	91	70
Loss on early extinguishment
of debt (Note E)	1,360	--	1,360	--
Total expenses	1,983	564	2,513	1,142

Casualty (loss) gain (Note D)	(8)	--	622	--

Loss from discontinued operations
before gain from sale	(1,676)	(27)	(1,039)	(80)
Gain from sale of discontinued
operations (Note E)	3,646	--	3,646	--
Net income (loss)	$ 1,970	$ (27)	$ 2,607	$ (80)
Net income (loss) allocated to
general partner	$ 180	$ --	$ 186	$ (1)
Net income (loss) allocated to
limited partners	1,790	(27)	2,421	(79)
	$ 1,970	$ (27)	$ 2,607	$ (80)
Per limited partnership unit:
Loss from discontinued operations	$ (133.66)	$ (2.17)	$ (82.85)	$ (6.36)
Gain from sale of discontinued
operations	277.78	--	277.78	--
Net income (loss)	$ 144.12	$ (2.17)	$ 194.93	$ (6.36)

Distribution per limited
partnership unit	$ 7.65	$ --	$ 7.65	$ --

See Accompanying Notes to Consolidated Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)/NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	12,425	$ 1	$ 12,425	$ 12,426

Partners' deficit at
December 31, 2008	12,420	$ (185)	$ (2,338)	$ (2,523)

Distribution to partners	--	(8)	(95)	(103)

Capital contribution from
general partner (Note E)	--	126	--	126

Net income for the six months
ended June 30, 2009	--	186	2,421	2,607

Partners' capital (deficiency)
at June 30, 2009	12,420	$ 119	$ (12)	107

Adjustment to liquidation basis
(Notes A and B)				(76)

Net assets in liquidation
at June 30, 2009				$ 31

See Accompanying Notes to Consolidated Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$ 2,607	$ (80)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Depreciation	200	201
Amortization of loan costs	4	5
Casualty gain	(622)
Gain from sale of discontinued operations	(3,646)	--
Loss on early extinguishment of debt	1,360	--
Change in accounts:
Receivables and deposits	12	(18)
Other assets	68	(12)
Accounts payable	(66)	(2)
Tenant security deposit liabilities	(43)	4
Accrued property taxes	(159)	(68)
Other liabilities	(9)	(9)
Due to affiliates	(809)	114
Net cash (used in) provided by operating
activities	(1,103)	135

Cash flows from investing activities:
Insurance proceeds received	884	--
Net proceeds from sale of discontinued operations	8,827	--
Property improvements and replacements	(331)	(192)
Net cash provided by (used in) investing
activities	9,380	(192)

Cash flows from financing activities:
Payments on mortgage note payable	(83)	(94)
Repayment of mortgage note payable	(4,155)	--
Prepayment penalty	(1,234)	--
Advances from affiliate	--	87
Repayment of advances from affiliate	(2,855)	--
Capital contribution from general partner	49	--
Distribution to partners	(103)	--
Net cash used in financing activities	(8,381)	(7)

Net decrease in cash and cash equivalents	(104)	(64)
Cash and cash equivalents at beginning of period	277	155
Cash and cash equivalents at end of period	$ 173	$ 91

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 822	$ 155

Supplemental disclosure of non-cash activities:
Property improvements and replacements included in
accounts payable	$ --	$ 11

Capital contribution from general partner included
in receivables	$ 77	$ --

Included in property improvements and replacements for the six months ended June 30, 2009 and 2008 are approximately $162,000 and $34,000, respectively, of property improvements and replacements, which were included in accounts payable at December 31, 2008 and 2007, respectively.

See Accompanying Notes to Consolidated Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

As of June 30, 2009, Angeles Opportunity Properties, Ltd. (the "Partnership" or "Registrant") adopted the liquidation basis of accounting due to the sale of its remaining investment property (as discussed in “Note E – Disposition of Investment Property”).

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at June 30, 2009 to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the general partner’s estimates as of the date of the consolidated financial statements.

Angeles Realty Corporation II (the “General Partner”) estimates that the liquidation process will be completed by June 30, 2010.  Because the success in realization of assets and the settlement of liabilities is based on the General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of discontinued operations for the three and six months ended June 30, 2009 and 2008 reflect the operations of Lakewood Apartments as loss from discontinued operations and the balance sheet as of December 31, 2008 reflects the assets and liabilities as held for sale as a result of the property’s sale to a third party on May 29, 2009 (as discussed in “Note E”).

Certain reclassifications were made to the 2008 balances to conform to the 2009 presentation.

The Partnership’s management evaluated for subsequent events through the time this Quarterly Report on Form 10-Q was filed on August 14, 2009.

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the Codification, will become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  Following SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the Codification. The Partnership does not anticipate that SFAS No. 168 will have a significant effect on its consolidated financial statements.

Note B – Adjustment to Liquidation Basis of Accounting

At June 30, 2009, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $76,000, which is included in the consolidated statement of changes in partners' (deficiency) capital/net assets in liquidation. The net adjustment is summarized as follows:

Decrease in
Net Assets
(in thousands)
Adjustment of other assets and liabilities, net	$ (76)

Note C – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner received 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $45,000 and $51,000 for the six months ended June 30, 2009 and 2008, respectively, which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $98,000 and $41,000 for the six months ended June 30, 2009 and 2008, respectively, which is included in general and administrative expenses, gain from sale of discontinued operations and investment property. The portion of these reimbursements included in gain from sale of discontinued operations and investment property for the six months ended June 30, 2009 and 2008 are construction management services provided by an affiliate of the General Partner of approximately $73,000 and $13,000, respectively. At June 30, 2009 and December 31, 2008, approximately $11,000 and $283,000, respectively, of reimbursements and accrued interest were due to affiliates of the General Partner and are included in due to affiliates. The unpaid reimbursements were paid to affiliates of the General Partner subsequent to June 30, 2009.

Pursuant to the Partnership Agreement, during the six months ended June 30, 2008, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $87,000 to fund operating expenses and capital improvements at the investment property. There were no such advances during the six months ended June 30, 2009. AIMCO Properties, L.P. charged interest on advances under the terms permitted by the Partnership Agreement.  The interest rates charged on the outstanding advances made to the Partnership ranged from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the General Partner reviewed the market rate adjustment quarterly.  Interest of approximately $92,000 and $79,000 was charged during the six months ended June 30, 2009 and 2008, respectively. During the six months ended June 30, 2009, the Partnership repaid approximately $3,484,000 of advances and accrued interest from proceeds from the sale of Lakewood Apartments.  There were no such payments during the six months ended June 30, 2008. At December 31, 2008, the total outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $3,392,000. There were no outstanding advances or accrued interest due at June 30, 2009.

The Partnership insured its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insured its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner.  During the six months ended June 30, 2009, the Partnership was charged by AIMCO and its affiliates approximately $56,000 for insurance coverage and fees associated with policy claims administration. The Partnership was charged by AIMCO and its affiliates approximately $43,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note D – Casualty Event

In September 2008, Lakewood Apartments sustained damages from Hurricane Ike. The damages were approximately $1,099,000, including clean up costs of approximately $204,000. During the fourth quarter of 2008, the Partnership removed approximately $256,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. For the year ended December 31, 2008, the clean up costs were included in operating expenses. During the six months ended June 30, 2009, the Partnership received insurance proceeds of approximately $884,000 to cover the damages and approximately $16,000 for clean up costs. The Partnership recognized a casualty gain of approximately $622,000 for the six months ended June 30, 2009 due to the receipt of insurance proceeds, partially offset by the net write off of undepreciated damaged assets of approximately $262,000. For the six months ended June 30, 2009, the proceeds received to cover clean up costs are reflected as a reduction of operating expenses. The Partnership recognized a casualty loss of approximately $8,000 for the three months ended June 30, 2009 as a result of a revision to the estimated building damages.

Note E – Disposition of Investment Property

On May 29, 2009, the Partnership sold its sole investment property, Lakewood Apartments, to a third party for a gross sale price of $9,050,000. The net proceeds realized by the Partnership were approximately $8,827,000 after payment of closing costs. The Partnership used approximately $4,155,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership recorded a gain of approximately $3,646,000 as a result of the sale. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $1,360,000 due to the payment of a prepayment penalty of approximately $1,234,000 and the write off of unamortized loan costs of approximately $126,000.

As of June 30, 2009, the General Partner had a deficit in its capital account for Federal income tax purposes. In accordance with Section 6.1 of the Partnership Agreement, in the event that immediately prior to terminating the Partnership, the general partners shall have a negative balance in their aggregate capital account, then they shall contribute cash to the Partnership an amount equal to the lesser of (a) such negative balance, or (b) the excess of 1.01% of the total capital contributions of the limited partners over the capital previously contributed by the general partners.

Accordingly, during the three and six months ended June 30, 2009, the Partnership recorded a capital contribution from the General Partner of approximately $126,000, representing the excess of 1.01% of the total capital contributions of the limited partners over the capital previously contributed by the General Partner.   Approximately $49,000 of which was received during the six months ended June 30, 2009.

Note F – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $6,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators.  The arbitrations have not yet been scheduled.  The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its former property, the Partnership could potentially be liable for environmental liabilities or costs associated with its former property.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the General Partner have implemented policies, procedures, third-party audits and training and the General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

            OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, without limitation, statements regarding the Partnership’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and , in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and interpretations of those regulations; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

Results of Operations

As of June 30, 2009, the Partnership adopted the liquidation basis of accounting due to the sale of its remaining investment property, Lakewood Apartments, on May 29, 2009. Prior to adopting the liquidation basis of accounting, the Partnership’s net income was approximately $1,970,000 and $2,607,000 for the three and six months ended June 30, 2009, respectively, compared to net losses of approximately $27,000 and $80,000 for the three and six months ended June 30, 2008, respectively.  The increase in net income for both the three and six months ended June 30, 2009 is due to the gain from sale of discontinued operations in 2009, partially offset by an increase in loss from discontinued operations.

On May 29, 2009, the Partnership sold its sole investment property, Lakewood Apartments to a third party for a gross sale price of $9,050,000. The net proceeds realized by the Partnership were approximately $8,827,000 after payment of closing costs. The Partnership used approximately $4,155,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership recorded a gain of approximately $3,646,000 as a result of the sale. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $1,360,000 due to the payment of a prepayment penalty of approximately $1,234,000 and the write off of unamortized loan costs of approximately $126,000.

Excluding the impact of the gain from sale of discontinued operations in 2009, the Partnership’s loss from discontinued operations for the three and six months ended June 30, 2009 was approximately $1,676,000 and $1,039,000, respectively, compared to losses of approximately $27,000 and $80,000 for the three and six months ended June 30, 2008, respectively. The increase in loss from discontinued operations for both the three and six months ended June 30, 2009 is due to a decrease in total revenues and an increase in total expenses. The increase in loss from discontinued operations for the six months ended June 30, 2009 was partially offset by the recognition of a casualty gain during 2009.

Total revenues decreased for both the three and six months ended June 30, 2009 as a result of the sale of the Partnership’s only investment property on May 29, 2009. Total expenses increased for both the three and six months ended June 30, 2009 primarily due to an increase in loss on early extinguishment of debt recognized as a result of the sale of Lakewood Apartments (as discussed above).

Included in general and administrative expenses for the three and six months ended June 30, 2009 and 2008 are management reimbursements to the General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

In September 2008, Lakewood Apartments sustained damages from Hurricane Ike. The damages were approximately $1,099,000, including clean up costs of approximately $204,000. During the fourth quarter of 2008, the Partnership removed approximately $256,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. For the year ended December 31, 2008, the clean up costs were included in operating expenses. During the six months ended June 30, 2009, the Partnership received insurance proceeds of approximately $884,000 to cover the damages and approximately $16,000 for clean up costs. The Partnership recognized a casualty gain of approximately $622,000 for the six months ended June 30, 2009 due to the receipt of insurance proceeds, partially offset by the net write off of undepreciated damaged assets of approximately $262,000. For the six months ended June 30, 2009, the proceeds received to cover clean up costs are reflected as a reduction of operating expenses. The Partnership recognized a casualty loss of approximately $8,000 for the three months ended June 30, 2009 as a result of a revision to the estimated building damages.

Liquidity and Capital Resources

The Partnership expects to liquidate during 2010 due to the sale of its remaining investment property (see “Note A – Basis of Presentation” to the consolidated financial statements included in “Item 1. Financial Statements”).

At June 30, 2009, the Partnership had cash and cash equivalents of approximately $173,000, compared to approximately $91,000 at June 30, 2008. Cash and cash equivalents decreased approximately $104,000, from December 31, 2008, due to approximately $8,381,000 and $1,103,000 of cash used in financing and operating activities, respectively, partially offset by approximately $9,380,000 of cash provided by investing activities. Cash used in financing activities consisted of repayment of the mortgage encumbering Lakewood Apartments, repayment of advances from an affiliate, a prepayment penalty, a distribution to partners and principal payments made on the mortgage encumbering the Partnership’s investment property, partially offset by a capital contribution from the General Partner. Cash provided by investing activities consisted of net proceeds received from the sale of Lakewood Apartments and insurance proceeds received, partially offset by property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

During the six months ended June 30, 2009, the Partnership completed approximately $169,000 of capital improvements at Lakewood Apartments, consisting primarily of signage, major landscaping, kitchen and bath upgrades, appliance and floor covering replacements and construction related to the casualty discussed above. These improvements were funded from operating cash flow. The Partnership sold Lakewood Apartments to a third party on May 29, 2009.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at June 30, 2009, to the liquidation basis of accounting.  Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the General Partner’s estimates as of the date of the consolidated financial statements.

In accordance with the liquidation basis of accounting, at June 30, 2009, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $76,000, which is included in the consolidated statement of changes in partners’ capital (deficiency)/net assets in liquidation. The net adjustment is summarized as follows:

Decrease in
Net Assets
(in thousands)

Adjustment of other assets and liabilities, net	$ (76)

As of June 30, 2009, the General Partner had a deficit in its capital account for Federal income tax purposes. In accordance with Section 6.1 of the Partnership Agreement, in the event that immediately prior to terminating the Partnership, the general partners shall have a negative balance in their aggregate capital account, then they shall contribute cash to the Partnership an amount equal to the lesser of (a) such negative balance, or (b) the excess of 1.01% of the total capital contributions of the limited partners over the capital previously contributed by the general partners.

Accordingly, during the three and six months ended June 30, 2009, the Partnership recorded a capital contribution from the General Partner of approximately $126,000, representing the excess of 1.01% of the total capital contributions of the limited partners over the capital previously contributed by the General Partner. Approximately $49,000 of which was received during the six months ended June 30, 2009.

The Partnership distributed the following amounts during the six months ended June 30, 2009 and 2008 (in thousands, except per unit data):

	Six	Per Limited	Six	Per Limited
	Months Ended	Partnership	Months Ended	Partnership
	June 30, 2009	Unit	June 30, 2008	Unit

Sale (1)	$ 103	$7.65	$ --	$ --

(1)   Proceeds from the May 2009 sale of Lakewood Apartments.

The Partnership’s cash available for distribution will be reviewed on a quarterly basis. It is not expected that the Partnership will make any distributions to the partners before fully liquidating the Partnership.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,433 limited partnership units (the "Units") in the Partnership representing 51.80% of the outstanding Units at June 30, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.80% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Asset

Investment property was recorded at cost, less accumulated depreciation, unless the carrying amount of the asset was not recoverable. If events or circumstances indicated that the carrying amount of the property would not be recoverable, the Partnership made an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeded the aggregate undiscounted future cash flows, the Partnership recognized an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property.

Real property investment was subject to varying degrees of risk.  Several factors may have adversely affected the economic performance and value of the Partnership’s investment property. These factors included, but were not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could have caused impairment of the Partnership’s asset.

Revenue Recognition

The Partnership generally leased apartment units for twelve-month terms or less.  The Partnership offered rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area.  Rental income attributable to leases, net of any concessions, was recognized on a straight-line basis over the term of the lease.  The Partnership evaluated all accounts receivable from residents and established an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $6,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators.  The arbitrations have not yet been scheduled.  The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

ITEM 6.     EXHIBITS

See Exhibit Index.

The agreements included as exhibits to this Form 10-Q contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

  should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

  have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

  may apply standards of materiality in a way that is different from what may be viewed as material to an investor; and

  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-Q not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-Q and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGELES OPPORTUNITY PROPERTIES, LTD.

By: Angeles Realty Corporation II
General Partner

Date: August 14, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 14, 2009	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director

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

10.13       First Amendment of Purchase and Sale Contract between Lakewood AOPL, a Texas limited partnership, and Solid Goods Corporation, a California corporation, incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 1, 2009.

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