Form 10-Q
period 2009-09-30
ANGELES OPPORTUNITY PROPERTIES LTD
filed 2009-11-16
CIK 789282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

(Unaudited)

 (in thousands)

September 30, 2009

Assets
Cash and cash equivalents	$ 105
Receivables (Note E)	100
205
Liabilities
Other liabilities	111
Estimated costs during the period of liquidation	73
184

Net assets in liquidation	$ 21

See Accompanying Notes to Consolidated Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands)

For the Period From July 1, 2009 to September 30, 2009

Net assets in liquidation at July 1, 2009	$ 31

Collection of amounts not in accounts receivable	3

Write off of accounts payable	12

Reduction in estimated costs to liquidate	(25)

Net assets in liquidation at September 30, 2009	$ 21

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

See Accompanying Notes to Consolidated Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Six Months	Three Months	Nine Months
	Ended	Ended	Ended
	June 30,	September 30,	September 30,
	2009	2008	2008

Income from continuing operations	$ --	$ --	$ --
Income (loss) from discontinued
operations:
Revenues:
Rental income	786	445	1,386
Other income	66	57	178
Total revenues	852	502	1,564

Expenses:
Operating	579	354	919
General and administrative	58	33	93
Depreciation	200	106	307
Interest	225	120	366
Property taxes	91	27	97
Loss on early extinguishment of
debt (Note E)	1,360	--	--
Total expenses	2,513	640	1,782

Casualty gain (Note D)	622	--	--

Loss from discontinued operations
before gain from sale	(1,039)	(138)	(218)
Gain from sale of discontinued
operations (Note E)	3,646	--	--
Net income (loss)	$ 2,607	$ (138)	$ (218)
Net income (loss) allocated to
general partner	$ 186	$ (1)	$ (2)
Net income (loss) allocated to
limited partners	2,421	(137)	(216)
	$ 2,607	$ (138)	$ (218)
Per limited partnership unit:
Loss from discontinued operations	$ (82.85)	$ (11.03)	$ (17.39)
Gain from sale of discontinued
operations	277.78	--	--
Net income (loss)	$ 194.93	$ (11.03)	$ (17.39)

Distribution per limited partnership
unit	$ 7.65	$ --	$ --

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

See Accompanying Notes to Consolidated Financial Statements

ANGELES OPPORTUNITY PROPERTIES, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months	Nine Months
	Ended	Ended
	June 30,	September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$ 2,607	$ (218)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Bad debt expense	12	43
Depreciation	200	307
Amortization of loan costs	4	7
Casualty gain	(622)
Gain from sale of discontinued operations	(3,646)	--
Loss on early extinguishment of debt	1,360	--
Change in accounts:
Receivables and deposits	--	(46)
Other assets	68	(12)
Accounts payable	(66)	48
Tenant security deposit liabilities	(43)	4
Accrued property taxes	(159)	(41)
Other liabilities	(9)	6
Due to affiliates	(809)	172
Net cash (used in) provided by operating
activities	(1,103)	270

Cash flows from investing activities:
Insurance proceeds received	884	--
Net proceeds from sale of discontinued operations	8,827	--
Property improvements and replacements	(331)	(336)
Net cash provided by (used in) investing
activities	9,380	(336)

Cash flows from financing activities:
Payments on mortgage note payable	(83)	(142)
Repayment of mortgage note payable	(4,155)	--
Prepayment penalty	(1,234)	--
Advances from affiliate	--	109
Repayment of advances from affiliate	(2,855)	--
Capital contribution from general partner	49	--
Distribution to partners	(103)	--
Net cash used in financing activities	(8,381)	(33)

Net decrease in cash and cash equivalents	(104)	(99)
Cash and cash equivalents at beginning of period	277	155
Cash and cash equivalents at end of period	$ 173	$ 56

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 822	$ 231

Supplemental disclosure of non-cash activities:
Property improvements and replacements included in
accounts payable	$ --	$ 167

Capital contribution from general partner included
in receivables	$ 77	$ --

Included in property improvements and replacements for the six months ended June 30, 2009 and the nine months ended September 30, 2008 are approximately $162,000 and $34,000, respectively, of property improvements and replacements, which were included in accounts payable at December 31, 2008 and 2007, respectively.

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

The accompanying unaudited financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of the General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The accompanying consolidated statements of discontinued operations for the six months ended June 30, 2009 and the three and nine months ended September 30, 2008 reflect the operations of Lakewood Apartments as loss from discontinued operations as a result of the property’s sale to a third party on May 29, 2009 (as discussed in “Note E”).

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative.  Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

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

Affiliates of the General Partner received 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $45,000 and $77,000 for the six months ended June 30, 2009 and the nine months ended September 30, 2008, respectively, which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $98,000 and $72,000 for the six months ended June 30, 2009 and the nine months ended September 30, 2008, respectively, which is included in general and administrative expenses, gain from sale of discontinued operations and investment property. The portion of these reimbursements included in gain from sale of discontinued operations and investment property for the six months ended June 30, 2009 and the nine months ended September 30, 2008 are construction management services provided by an affiliate of the General Partner of approximately $73,000 and $28,000, respectively. At December 31, 2008, approximately $283,000 of reimbursements and accrued interest were due to affiliates of the General Partner and are included in due to affiliates. There were no unpaid reimbursements due at September 30, 2009.

Pursuant to the Partnership Agreement, during the nine months ended September 30, 2008, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $109,000 to fund operating expenses and capital improvements at the investment property. There were no such advances during the nine months ended September 30, 2009. AIMCO Properties, L.P. charged interest on advances under the terms permitted by the Partnership Agreement.  The interest rates charged on the outstanding advances made to the Partnership ranged from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the General Partner reviewed the market rate adjustment quarterly.  Interest of approximately $92,000 and $117,000 was charged during the six months ended June 30, 2009 and the nine months ended September 30, 2008, respectively. During the six months ended June 30, 2009, the Partnership repaid approximately $3,484,000 of advances and accrued interest from proceeds from the sale of Lakewood Apartments.  There were no such payments during the nine months ended September 30, 2008. At December 31, 2008, the total outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $3,392,000. There were no outstanding advances or accrued interest due at September 30, 2009.

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

Note D – Casualty Event

In September 2008, Lakewood Apartments sustained damages from Hurricane Ike. The damages were approximately $1,099,000, including clean up costs of approximately $204,000. During the fourth quarter of 2008, the Partnership removed approximately $256,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. For the year ended December 31, 2008, the clean up costs were included in operating expenses, including approximately $50,000 incurred during the three and nine months ended September 30, 2008. During the six months ended June 30, 2009, the Partnership received insurance proceeds of approximately $884,000 to cover the damages and approximately $16,000 for clean up costs. The Partnership recognized a casualty gain of approximately $622,000 for the six months ended June 30, 2009 due to the receipt of insurance proceeds, partially offset by the net write off of undepreciated damaged assets of approximately $262,000. For the six months ended June 30, 2009, the proceeds received to cover clean up costs are reflected as a reduction of operating expenses.

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

Accordingly, during the six months ended June 30, 2009, the Partnership recorded a capital contribution from the General Partner of approximately $126,000, representing the excess of 1.01% of the total capital contributions of the limited partners over the capital previously contributed by the General Partner.   Approximately $49,000 of this amount was received during the six months ended June 30, 2009. At September 30, 2009, approximately $77,000 was due from the General Partner and included in accounts receivable.

Note F – Fair Value of Financial Instruments

FASB ASC Topic 825 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At September 30, 2009, the Partnership believes that the carrying amount of its financial instruments approximated their fair value due to the short-term maturity of these instruments.

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

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its former investment property that are not of a routine nature arising in the ordinary course of business.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

            OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including without limitation, statements regarding the Partnership’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and interpretations of those regulations; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

Results of Operations

As of June 30, 2009, the Partnership adopted the liquidation basis of accounting due to the sale of its remaining investment property.

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

During the three months ended September 30, 2009, net assets in liquidation decreased by approximately $10,000, primarily due to the change in estimated costs, partially offset by the write-off of accounts payable.

The statement of net assets in liquidation as of September 30, 2009 includes approximately $73,000 of costs that the General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by June 30, 2010. Because the success in realization of assets and the settlement of liabilities is based on the General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

The Partnership distributed the following amounts during the nine months ended September 30, 2009 and 2008 (in thousands, except per unit data):

	Nine		Nine
	Months Ended	Per Limited	Months Ended	Per Limited
	September 30,	Partnership	September 30,	Partnership
	2009	Unit	2008	Unit

Sale (1)	$ 103	$7.65	$ --	$ --

(1)   Proceeds from the May 2009 sale of Lakewood Apartments.

The Partnership’s cash available for distribution will be reviewed on a quarterly basis. It is not expected that the Partnership will make any distributions to the partners before fully liquidating the Partnership.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,433 limited partnership units (the "Units") in the Partnership representing 51.80% of the outstanding Units at September 30, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.80% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

ANGELES OPPORTUNITY PROPERTIES, LTD.

By: Angeles Realty Corporation II
General Partner

Date: November 16, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 16, 2009	By: /s/Stephen B. Waters
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